Form 10-K
period 2005-12-31
Argyle Security Acquisition CORP
filed 2006-03-31
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-51639

Argyle Security Acquisition Corporation.
(Name of issuer as specified in its charter)

Delaware		20-3101079
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

200 Concord Plaza Suite 700 San Antonio, TX		78216
(address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (210) 828-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Units consisting of one share of Common Stock and one
Common Stock Purchase Warrant
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 (Since as of its most recently completed second fiscal quarter the company was not public and its outstanding shares were all held by affiliates, the value as of that date was $0).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,781,307 at March 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1. Business

Overview

Argyle Security Acquisition Corporation (“We”, “Us”, “Our” or the “Company”) is a recently organized Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the security industry. We believe that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions. We do not have any specific business combination under consideration, though we have had discussions with several target businesses regarding a possible business combination.

On January 24, 2006, the Company completed a private placement of 125,000 units to Ron Chaimovski, one of our Co-Chief Executive Officers, and Argyle New Ventures, LP, an entity controlled by Bob Marbut, our other Co-Chief Executive Officer, and received net proceeds of $892,500. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2,387,706, including underwriting discounts of approximately $1,836,022, were approximately $28,212,662. Approximately $27,344,346 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $600,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains $1,377,016 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. In connection with the initial public offering and the private placement, our officers and directors placed all the shares owned by them before the private placement and the initial public offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

We may target businesses operating in one or more of the following segments of the security industry:

•	The development, sale or distribution of software solutions for security systems;
•	The development, manufacture, sale or distribution of components to be used in security systems;
•	Consultation on the design of security systems;
•	The development, manufacture, construction, assembly, sale or distribution of security or surveillance systems; and
•	The development, manufacture, sale, distribution or assembly of electronic devices that restrict, deny or grant access to areas using technology such as biometrics and other coded means.

Products comprising a part of the foregoing segments include, but are not limited to:

•	Perimeter Security

Perimeter security systems permit the monitoring, limiting and controlling of access by unauthorized personnel to specific regions or areas.  High-end perimeter systems are sophisticated in nature and are used by correctional facilities, military installations, power companies, ports, airports, refineries, chemical plants, and other high-security installations.

•	Video Surveillance/Recording/Motion Analytics Systems and Video Monitoring Services

These systems include video cameras, recording capabilities (which can be equipment or software based) and intelligent video motion analysis capabilities (which can be equipment or software based).

Video monitoring services relate to real-time and/or archived video recording and remote viewing security services for commercial, governmental, and residential facilities.

•	Access Control Systems

Access control systems control and permit the entry of authorized persons to all or selected areas of commercial, industrial, educational, and governmental facilities based upon access code, card, and/or biometric identification of individuals.  These systems match data against a software database of authorized persons, their access time/day schedules, and the level of access needed to different parts of a facility.  These systems are often linked to video surveillance systems to record comings/goings and denials of access and to corporate HR IT systems.

•	Intrusion Systems

Intrusion systems detect attempts of unauthorized people to enter facilities and illegally remove the contents of such facilities, activate audible/visual alarms and communicate these events to monitoring/response services that are either on site or remotely located.

•	Security Management and Command and Control Systems

The deployment of multiple security systems creates the need for a system that can manage and control these systems through a single database. In response to this need, security management and control systems integrate the management, control and display of various security systems, video, outdoor (such as perimeter security) systems, and indoor (such as access control and intrusion alarm) systems, into a single, real-time database, and support real-time decision making and wide area command and control. These systems improve the response to real-time security events by sharing video and geographical information between the control center and security personnel acting in the field.

•	Threat Analysis

Threat analysis entails the provision of consulting services to corporations, organizations, and governmental bodies to develop systems and procedures to best protect people and/or facilities from defined threats to their security.

We may acquire a target business in or related to one or more of the foregoing segments of the security industry; although we are not limited in the areas of the security industry in which we may acquire a target business.

Government regulation

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks. For example, certain products sold in the United States to law enforcement agencies which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission, and certain products sold in Europe must comply with the technical standards established by the European Telecommunications Standards Institute, or ETSI.

In addition, companies involved in the security industry often sell products to federal, state or local governments, as well as to foreign governments. Government contracts often contain provisions that give the governments that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the United States government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we enter into a business combination. We intend to utilize cash derived from the proceeds of the private placement consummated on January 24, 2006 and the initial public offering of our securities consummated on January 30, 2006, our capital stock, debt or a combination of these in effecting a business combination.

We have not identified a target business

To date, we have not selected any target business with which to seek a business combination. Our officers and directors are currently engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar business combination with us. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. In no event, will we pay any of our existing officers, directors or stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finder’s fees, consulting fees or any similar fees from any third party in connection with any business combination involving us, other than any compensation or fees that may be received for any services provided following such business combination. We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses; however we have no current arrangement or agreement to do so.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a collective fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business in the security industry. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	Financial condition and results of operation;
•	Growth potential;
•	Experience and skill of management and availability of additional personnel;
•	Existing sales and marketing channels;
•	Key customer relationships and goodwill;
•	Capital requirements;
•	Competitive position;
•	Barriers to entry into the security and related industries;
•	Stage of development of the products, processes or services;
•	Degree of current or potential market acceptance of the products, processes or services;
•	Proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	Regulatory environment of the industry; and
•	Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our officers or directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The target business that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition, including any amount held in the trust fund subject to the redemption rights described below, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate such a business combination although we have not entered into any such arrangement and do not currently anticipate effecting such a financing arrangement. However, if we did enter into such an arrangement, it would only be consummated simultaneously with the consummation of the business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine the fair market value of a target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value. However, we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers or directors or any of their respective affiliates unless we obtain a fairness opinion from an independent investment banking firm.

Possible lack of business diversification

Our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of the business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries, or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
Subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	Result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we expect certain of our management, particularly Messrs. Marbut and Chaimovski, to remain associated with us following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure our stockholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure our stockholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure our stockholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

The terms of any employment or consulting arrangements of our current management with the combined company post-business combination will be determined at the time management negotiates the terms of the business combination or after the business combination depending upon the transaction. Since our current management will be negotiating the terms of the business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, all of our officers and directors have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. Our officers and directors, and their respective affiliates who own our securities, have agreed to vote all the shares of our common stock acquired in the private placement, the initial public offering or in the aftermarket in favor of any transaction that our officers negotiate and present for approval to our stockholders. We will proceed with the business combination only if a majority of the shares of common stock of the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering and the private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (excluding amounts held for the benefit of the underwriters) inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination (net of taxes payable and up to $600,000 of interest that that may be released from the trust account for working capital purposes)), divided by the number of shares sold in the initial public offering. Without taking into any account interest earned on the trust account, the initial per-share redemption price would be approximately $7.14, or $0.86 less than the per-unit offering price of $8.00. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise his, her or its redemption rights, such stockholder will not have his, her or its shares of common stock redeemed for its pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in the initial public offering and the private placement, exercise their redemption rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after our initial public offering (July 30, 2007), or within 24 months (January 30, 2008) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and the portion of the interest released to us), plus any remaining net assets. Our officers and directors, and their respective affiliates who own our securities, have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering, including those acquired in the private placement. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account (less any portion of the interest released to us), the initial per-share liquidation price to the holders of the 3,700,046 shares entitled to participate in liquidation distributions would be $7.76 or $0.24 less than the per-unit offering price of $8.00. Because the initial per-share redemption price is lower than the $8.00 per-unit offering price and may be lower than the market price of the common stock on the date of redemption, there may be a perceived disincentive on the part of public stockholders to exercise their redemption rights. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Each member of our board of directors has agreed, pursuant to agreements with us, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the initial public offering not held in the trust account at that time, but only to the extent  necessary  to ensure  that such loss,  liability,  claim,  damage or expense does not reduce the amount in the trust account. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account. If any third party refused to execute an agreement waiving such claims, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders, if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that had refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or in cases where management does not believe it would be able to find a provider of required services willing to provide the waiver. We cannot assure our stockholders, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure our stockholders that the actual per-share liquidation price will not be less than $7.76, plus interest (net of taxes payable and any portion of the interest released to us), due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 30, 2007, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by January 30, 2008, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring a certain sizable target business will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
Our obligation to seek stockholder approval of a business combination and to obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	Our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	Our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that a target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure our stockholders that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two officers, both of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of them to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic reporting and financial information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with the foregoing financial information as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business we seek to acquire. Our management believes that the requirement of having available financial information for the target business may limit the pool of potential target businesses available for acquisition.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

Risks associated with our business

We are a development stage company with a limited operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

Since we have a limited operating history and no business operations, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets (which will include the full amount in the trust account, including the $1,377,017 held for the benefit of the co-managers and any interest earned thereon (net of taxes payable and any portion of the interest released to us)), the per-share liquidation price to our public stockholders will be $7.76, plus interest, if any (net of taxes payable and up to $600,000 of the interest earned on the trust account which is released to us to fund working capital), because of the expenses of the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering and the private placement are intended to be used to complete a business combination with a target businesses that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $7.76 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we hire or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $7.76, plus interest, if any (net of taxes payable and up to $600,000 of interest earned on the trust account which is released to us to fund working capital), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only to the extent  necessary  to ensure  that such loss,  liability,  claim,  damage or expense does not reduce the amount in the trust account. However, we cannot assure our stockholders that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with a prospective target business, or for claims from any entity other than vendors. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.76, plus interest (less any portion of the interest released to us), due to claims of such creditors.

Since we have not currently selected any target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target business, investors have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 40 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only four companies have consummated a business combination, while seven other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held and publicly-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of March 22, 2006 there are 80,018,647 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Rodman & Renshaw, LLC, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	May significantly reduce the equity interest of current stockholders;
•
Will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	May reduce the prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•
Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	Our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	Our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our officers and directors control a substantial interest in us and, thus, may influence certain actions requiring a stockholder vote.

Our officers and directors and their respective affiliates collectively own 22.61% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election, and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our officers and directors will continue to exert control at least until the consummation of a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

As of March 28, 2006, we have only approximately $650,000 outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to a portion of the interest earned on the trust account (net of taxes payable), up to a maximum of $600,000, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Our ability to successfully effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the consummation of a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our executive officers, Bob Marbut and Ron Chaimovski, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we were to acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company, unless it had been negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain, if it is believed to be in the best interests of the combined company post-business combination. The terms of any employment or consulting arrangements of our current management with the combined company post-business combination will be determined at the time management negotiates the terms of the business combination, or after the business combination depending upon the transaction. Since our current management will be negotiating the terms of the business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may result in our operations becoming less efficient.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. While it is our executive officers’ intention to devote substantial business time to identifying potential target businesses and consummating a business combination, their other business affairs could require them to devote more substantial amounts of time to such affairs, thereby limiting their ability to devote time to our affairs. This could have a negative impact on our ability to consummate a business combination.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our officers or directors, conflicts of interest could arise.

Our officers and directors either currently have or may in the future have affiliations with companies in the security industry. If we were to seek a business combination with a target company with which one or more of our officers or directors is affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

Our two officers are currently affiliated with Electronics Line 3000 Ltd., a company engaged in the intrusion protection security industry. Although our management does not contemplate engaging in a business combination with Electronics Line 3000 and has not spoken to any other member of the management of Electronics Line 3000 regarding such a business combination, we would not be prohibited from entering into a transaction with Electronics Line 3000 if we determined that a transaction with Electronics Line 3000 would be in our best interests. If a business combination with Electronics Line 3000 became a possibility, Messrs. Marbut and Chaimovski would recuse themselves from voting on or negotiating the transaction for us or Electronics Line 3000. In addition, we would obtain the opinion of an independent investment banking firm as to the fairness of the transaction from a financial point of view. Even with those protections, however, our officers would have a conflict of interest. Such conflict may influence the selection of the company with which they are affiliated as a target and may also influence the way the transaction is structured. For example, even though they would not be directly involved in the negotiation of the terms of the transaction, they could influence the negotiation of the terms of the business combination through their influence on the other directors and officers of both us and Electronics Line 3000. In addition, in the event of such a business combination, there is no guarantee that Messrs. Marbut and Chaimovski would not act in a way that was more beneficial to them than our stockholders from a financial point of view.

Our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers are, and our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, Bob Marbut is currently the Executive Chairman of Electronics Line 3000 Ltd. and the Executive Chairman of SecTecGlobal, Inc. and Ron Chaimovski is the Vice Chairman of Electronics Line 3000 Ltd.  Electronics Line 3000 Ltd. is an intrusion protection security company and SecTecGlobal, Inc. is a sales and marketing subsidiary of Electronics Line 3000 Ltd. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation upon our failure to complete a business combination. Each of our officers and directors has agreed to vote all shares purchased in the private placement, the initial public offering and in the open market in favor of any proposal to approve a business combination negotiated by our officers. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account, unless the business combination is consummated and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account and the portion of the interest on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and, thus, there may be a conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

Our initial business combination will be with a single target business, which may cause us to be solely dependent on a limited number of services.

We have approximately $27,300,000 held in the trust account with which to complete a business combination. Our initial business combination must be with a business with a collective fair market value of at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. The prospects for our success may be:

•	Solely dependent upon the performance of a limited number of services, or
•	Dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the private placement will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business (including interest earned on the trust account released to us), or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could result in our inability to effectuate our business plan for the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements, and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	Restrictions on the nature of our investments; and
•	Restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	Registration as an investment company;
•	Adoption of a specific form of corporate structure; and
•	Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trustee in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure our stockholders that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, our revenues and profits could be reduced, and the price of our stock held by the public stockholders could decrease.

Because one of our officers resides outside of the United States and, after the consummation of a business combination, a significant portion of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individual or such assets.

Ron Chaimovski, our Vice Chairman and Co-Chief Executive Officer, resides outside of the United States and, after the consummation of a business combination, a significant portion of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon Mr. Chaimovski, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination. Additionally, if the acquired company is in a developing country or a country that does not have a fully market-oriented economy, our operations may not develop in the same way, or at the same rate, as might be expected in the United States, or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD. The OECD is an international organization helping governments through the economic, social and governance challenges of a globalized economy. The additional risks we may be exposed to if the target business we acquire is located outside of the United States include, but are not limited to:

•	Tariffs and trade barriers;
•	Regulations related to customs and import/export matters;
•	Regulations related to product functionality;
•	Tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	Government instability;
•	An inadequate banking system;
•	Currency fluctuations;
•	Foreign exchange controls;
•	Restrictions on the repatriation of profits or payment of dividends;
•	Crime, strikes, riots, civil disturbances, terrorist attacks, wars;
•	Nationalization or expropriation of property;
•	Law enforcement authorities and courts that are weak or inexperienced in commercial matters;
•	Rapid inflation;
•	Local labor law changes and mandated increases in social welfare costs; and
•	Deterioration of political relations with the United States.

Risks associated with the security industry

It is difficult to forecast the timing of revenues in the security industry, and it is likely that any business we acquire will have significant variation in revenues from period to period.

It is difficult to forecast the timing of revenues in the security industry because the development period for a customized system or solution may be lengthy, customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly, and could be a year or more. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) a reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

If we are unable to respond to the technological, legal, financial or other changes in the security industry and changes in our customers’ requirements and preferences, we will not be able to effectively compete with our competitors.

Once we enter into a business combination, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer needs or regulatory requirements, we could lose customers. Changes in customer requirements and preferences, the introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render the existing products of the company we acquire obsolete. Our success will depend, in part, on our ability to:

•	Enhance products and services;
•	Anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of customers;
•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and
•	Respond to changing regulatory requirements in a cost effective and timely manner.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, we will not be able to effectively compete with our competitors. We cannot assure our stockholders that, even if we are able to introduce new products or adapt our products to new technologies, that our products would gain acceptance among our customers.

The market in certain segments of the security is still not fully developed, and, if we acquire a business operating in one of those segments, and if the market for our products does not expand as we expect after acquiring a business, our business will not generate the growth and/or profits that stockholders expect.

The market in certain segments of the security industry, including, but not limited to, outdoor perimeter protection (an area often ignored previously but, since the onset of greatly escalated global terrorism, is getting much greater attention, much of it linked to governmental subsidies or funding), video analytics (newly emerging technology linked with concerns about escalating global terrorism) and  digital video (emerging from under the shadow of less costly and more accepted analog video), is still emerging. If we acquire a business in one of these segments, our growth will be dependent on, among other things, the size and pace at which the markets for our products and/or services develop. If the market for our products or services decreases, remains constant or grows slower than we anticipate, we will not be able to generate the growth and/or profits that stockholders expect.

Intellectual property infringement claims are not uncommon in the security industry and, after acquiring a business, we may be involved in costly litigation that substantially reduces our profitability.

Any allegation of infringement of intellectual property against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of such an allegation. If holders of intellectual property rights initiate legal proceedings against us, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and we may not be able to procure any required royalty or license agreements on acceptable terms, or at all.

If a business we acquire does business internationally, we may face labor, political, currency and other risks.

Any business we acquire may involve the sale of products internationally. International sales may be impacted by, among other things:

•	Regulatory limitations imposed by foreign governments and insurance industry-sponsored bodies (similar to Underwriter’s Laboratories in the United States),
•	Price increases due to fluctuations in currency exchange rates,
•	Political, military and terrorist risks,
•	Disruptions or delays in shipments caused by customs brokers or government agencies,
•	Unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, and
•	Potentially adverse tax consequences resulting from changes in tax laws.

Any of the foregoing factors may result in reduced earnings and/or profits.

If a business we acquire exports products to foreign countries, and we are unable to maintain required licenses, we may be prevented from exporting our products, reducing our revenues and profits.

We may be required to obtain export licenses to the extent we wish to sell and ship products to certain countries. We may not be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable governmental authorities. Our failure to receive or maintain any required export license or authorization could hinder our ability to sell our products, reducing our revenues and profits.

Government contracts generally contain rights and remedies which could reduce the value of such contracts, or result in losses for a business we acquire.

Companies involved in the security industry often sell products to federal, state or local governments, as well as to foreign governments. Government contracts often contain provisions that give the governments that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with a target business for convenience, we may not be able to recover our incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, we may not recover those amounts and, in addition, we may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding our termination with other government agencies. As a result, our on-going or prospective relationships with such other government agencies could be impaired.

If a target business has government contracts, we could be required to comply with various regulations relating to government contracts, which could prevent us from operating in the most economically efficient manner.

A target business with which we seek a business combination may be required to comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how such an entity does business with government agencies in various countries and may impose added costs on its business. For example, in the United States, we could be subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. We could be subject to similar regulations in foreign countries as well.

Governments are increasingly regulating the security industry, and such additional regulations could lead to increased operating costs for any business we acquire.

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks. For example, certain products sold in the United States to law enforcement agencies which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to CALEA, and certain products sold in Europe must comply with the technical standards established by ETSI. The adoption of new laws or regulations governing the use of products or changes made to existing laws or regulations could cause a decline in the use of our products and could result in increased expenses for the business we acquire, particularly if we are required to modify or redesign our products to accommodate these new or changing laws or regulations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

We maintain our executive offices at 200 Concord Plaza, Suite 700, San Antonio, Texas and began making payments in February 2006. The payments are approximately $5,500 per month. We plan to enter into a lease agreement with the landlord in the near future.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units, are quoted on the Over the Counter Bulletin Board under the symbols “ARGL,” “ARGLW,” and “ARGLU,” respectively. The Units have been quoted on the Bulletin Board since January 30, 2006 and the common stock and warrants since March 2, 2006. Our securities did not trade on any market or exchange prior to January 30, 2006. The following table sets forth the high and low sales information for the Company’s Units for the period from January 30, 2006 through March 22, 2006 and the Company’s Common Stock and Warrants for the period from March 2, 2006 through March 22, 2006. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2006 (January 30 through March 22)	$7.55	$7.33	$1.28	$0.93	$8.75	$7.90

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on March 22, 2006 was six, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2005. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On June 23, 2005 we issued shares of our common stock to the following persons for an aggregate offering price of $25,000 or $0.027 per share:

Stockholders	Number of Shares
Argyle Joint Venture	296,875
Argyle New Ventures, L.P.	296,875
Ron Chaimovski	296,875
John J. Smith	46,875

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

On July 13, 2005, the aforementioned stockholders were issued options to purchase such additional number of shares as would maintain their respective percentage ownership in the event the over-allotment option granted to the underwriters in our initial public offering was exercised. The maximum number of shares that each stockholder could purchase pursuant to this option was:

Stockholders	Maximum Number of Shares
Argyle Joint Venture	43,047
Argyle New Ventures, L.P.	43,047
Ron Chaimovski	43,047
John J. Smith	6,797

The exercise price of these options was $0.027 per share. On September 23, 2005, Messrs. Marbut and Chaimovski, along with their affiliated entities, transferred an aggregate of 70,313 of their shares and a pro rata portion of their over-allotment options to Wesley Clark in connection with his appointment to the board of directors. On January 30, 2006, the underwriters exercised a portion of their over-allotment option and on February 1, 2006, the stockholders indicated exercised their option for an aggregate of 18,761 shares of our common stock and we received $506.55 in connection with such exercise. The underwriters terminated their right to exercise the remainder of the overallotment option and the remainder of the options terminated unexercised. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities.

On January 24, 2006, we sold 125,000 units to Ron Chaimovski and Argyle New Ventures, L.P. for an aggregate purchase price of $1,000,000, or $8.00 per unit.  Each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.50 per share.  The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals.  We paid Rodman & Renshaw, LLC a placement fee of $60,000 in connection with this placement.

On January 30, 2006, we sold a warrant to purchase 187,500 units to the two co-managing underwriters in the offering for an aggregate of $100. The exercise price per unit is $8.80, and each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.50 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Use of Proceeds

On January 24, 2006, we consummated a private placement of 125,000 units. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold pursuant to the exercise of a portion of the underwriter’s over-allotment option). Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $30,600,368. Rodman & Renshaw, LLC acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-126569). The Securities and Exchange Commission declared the registration statement effective on January 24, 2006.

We incurred a total of $1,836,022 in underwriting discounts and commissions and placement agent fees, of which $1,377,017 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our units in the private placement and the initial public offering were $2,387,706. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay Argyle New Ventures, an affiliate of Bob Marbut, and Ron Chaimovski for loans they made to us prior to the consummation of the private placement and the initial public offering. The aggregate amount of principal and interest on such loans that we repaid was $158,177. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $28,212,662, of which approximately $27,344,346 (or $7.14 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $600,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of March 22, 2006, there was approximately $28,900,000 held in the trust account, which includes deferred underwriting fees of 1,377,017.

Repurchases of Equity Securities.

None

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and footnotes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
2005
Statement of Operations Data:
Total revenue	$-
Operating expenses	7,743
Net loss	(7,743)
Basic and diluted net loss per share	$(.01)

As of December 31,
2005
Balance Sheet Data:
Cash	$9,608
Working capital deficit	(277,488)
Total assets	304,353
Total stockholders’ equity	$17,257

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Argyle Security Acquisition Corporation is a recently organized Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the security industry. We believe that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions. We do not have any specific business combination under consideration, though we have had discussions with several target businesses regarding a possible business combination.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period from June 22, 2005 (inception) to December 31, 2005

We had a net loss of $7,743 for the period ended December 31, 2005 as a result of formation and operating costs. Additionally, deferred offering costs of approximately $295,000 were incurred in 2005. These costs consisted of professional fees of approximately $203,000, road show and travel expenses of approximately $25,000, and regulatory and filing fees of approximately $67,000. We had no income in 2005. Until we enter into a business combination, we will not have revenues and will continue to incur losses due to management’s expenses relating to locating a target business to acquire.

Liquidity and Capital Resources

On January 24, 2006, the Company completed a private placement or 125,000 units to its executive officers and their affiliates on such date and received net proceeds of $892,500. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2,387,706, including underwriting discounts of approximately $1,836,022, were approximately $28,212,662. Approximately $27,344,346 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for $600,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains $1,377,016 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From June 22, 2005 (the date of our inception) through December 31, 2005, we had operating expenses of approximately $8,000 and deferred offering costs of approximately $295,000. For January 2006, we had operating expenses of approximately $138,000 and offering costs of approximately $257,000, exclusive of the $1,836,022 in underwriting discounts. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $600,000 in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2005, we had no amount held in the trust account and as of March 22, 2006 there was approximately $28,900,000 held in the trust account, which includes deferred underwriting fees of 1,377,017. Additionally, as of March 28, 2006, we have approximately $650,000 outside the trust account to fund our working capital requirements.

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through January 31, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on February 1, 2006 we began incurring a fee of approximately $5,500 per month for office space. As discussed above, we plan on entering into a formal agreement relating to the lease of space in the near future. In connection with our operations, in March 2006,we paid an outstanding obligation to a consultant for approximately $53,000 and will be paying approximately $21,000 per month in consulting fees for the services of three individuals who are assisting us in locating a target business and with securities compliance.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. However, as discussed above, we anticipate entering into a lease with the landlord of our office facilities at a monthly rental of approximately $5,500.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2006 and continue in 2007 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company

Our current directors and executive officers are as follows:

Name	Age	Position
Bob Marbut	70	Chairman of the Board and Co-Chief Executive Officer
Ron Chaimovski	46	Vice Chairman of the Board and Co-Chief Executive Officer
John J. Smith	57	Director
Wesley Clark	60	Director

Bob Marbut has been our Chairman of the Board and Co-Chief Executive Officer since our inception. From November 2004 to the present, Mr. Marbut has been the Executive Chairman of Electronics Line 3000 Ltd., an intrusion protection security company, and from July 2002 to the present he has been the Executive Chairman of SecTecGLOBAL, Inc., a sales and marketing subsidiary of Electronics Line 3000 Ltd., and was the Chief Executive Officer of SecTecGLOBAL from July 2002 to February 2006. From October 2001 to the present, Mr. Marbut has served as a Manager of Argyle Global Opportunities, LP, an investment partnership which owns a 41% interest in Electronics Line 3000 Ltd. From January 2001 to January 2003, Mr. Marbut served as the Chairman of Hearst-Argyle Television, Inc., a non-network owned television group and, from August 1997 to January 2001, served as its Chairman and Co-Chief Executive Officer. From January 1995 to August 1997, Mr. Marbut was the co-founder, Chairman and controlling partner of Argyle Television, Inc., which became a Nasdaq traded company and was merged with Hearst Broadcasting in August 1997 to form Hearst-Argyle Television, Inc. From 1993 to 1995, Mr. Marbut founded and was the Chief Executive Officer of Argyle Television, a private television group that was sold in 1995. From August 1970 through 1990, Mr. Marbut served as the President and Chief Executive Officer of Harte-Hanks Communications, Inc., and concurrently as its Chief Operating Officer from April 1973 to September 1984, and as Vice-Chairman in 1991. During the period that Mr. Marbut was CEO, Harte-Hanks developed from a family-owned newspaper company to a Fortune 500 company listed on the New York Stock Exchange that Mr. Marbut took private in 1984 in a management buyout that he led. In addition to the board of directors of Electronics Line 3000 Ltd., Mr. Marbut currently serves on the boards of directors of Hearst-Argyle Television, Tupperware Corporation and Valero Energy Corporation. Mr. Marbut, through control of the general partner of Argyle Joint Venture, manages Argyle Joint Venture, one of our stockholders which was formed to make equity investments in companies. Mr. Marbut is the sole investor and manager of Argyle New Ventures, which manages Mr. Marbut’s personal family investments. He has a Masters of Business Administration degree with Distinction from Harvard University and was a registered engineer in the State of California and holds a Bachelors of Industrial Engineering from Georgia Tech.

Ron Chaimovski has been our Vice Chairman of the Board and Co-Chief Executive Officer since our inception. Mr. Chaimovski has served as the Vice Chairman of Electronics Line 3000 Ltd. since May 2005 and as a partner in Argyle Global Opportunities, LP since January 2001. From October 1998 to August 2001 Mr. Chaimovski served as the Israeli Economic Minister to North America. From 1991 to 1998, Mr. Chaimovski was a partner in an Israeli law firm. Mr. Chaimovski was the co-founder of Transplan Enterprises Group, an investment group, and served as its Co-Chairman from 1993 to 1998. Mr. Chaimovski served in the Israeli Navy from 1977 to 1983 in various command roles, including those of combat officer and flotilla commander. Mr. Chaimovski, through entities controlled by him or his spouse, owns limited partnership interests in Argyle Joint Venture. Mr. Chaimovski is a member of the Israeli Bar. Mr. Chaimovski received an LLB from Tel Aviv University and an LLM from the University of London.

John J. Smith has been one of our directors since our inception. He has been the Director of Security for the Bank of New York since February 2000. At the Bank of New York, Mr. Smith directs and supervises a worldwide security program that encompasses the investigation and prevention of fraud-related activities, as well as the physical protection of corporate assets, employees, customers and executives. Mr. Smith retired from the United States Secret Service in January 2000 after 24 years of service. He held a variety of positions in field offices and headquarters, culminating with his appointment as the Special Agent in Charge of the New York Field Office, the Service’s largest and busiest office. During his career, Mr. Smith was assigned to the Vice Presidential Protective Division, the Presidential Protective Division and as the Special Assistant to the Treasury Secretary. He served as the security coordinator for several high profile protective venues, to include: the U.S. delegation attending the Olympic Games in Barcelona, Spain, 1992; the Presidential Inaugural activities of 1993; the dedication of the Holocaust Museum, Washington, DC, 1994; and the visit of Pope John Paul II to New York, 1995. In 1996, he supervised the protective detail assigned to Presidential Candidate Robert Dole. Mr. Smith holds bachelors and masters degrees in Criminal Justice from West Chester University in West Chester, Pennsylvania.

Wesley Clark joined our Board of Directors in September 2005. Since March 2003 he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. In February 2006, Mr. Clark joined Rodman & Renshaw Holdings, LLC, which controls Rodman & Renshaw, LLC, one of the co-managing underwriters in the initial public offering, as Chairman of the Board and as a member of their Advisory Board. From March 2001 to February 2003 he was the Managing Director of the Stephens Group Inc., an emerging company development firm. From July 2000 to March 2001 he was a consultant for Stephens Group Inc. Prior to that time, Mr. Clark served as the Supreme Allied Commander of NATO and Commander-in-Chief for the United States European Command and as the Director of the Pentagon’s Strategic Plans and Policy operation. Mr. Clark retired from the United States Army as a four-star general in July 2000 after 38 years in the military and received many decorations and honors during his military career. Mr. Clark is a graduate of the United States Military Academy and studied as a Rhodes Scholar at the Magdalen College at the University of Oxford.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of John J. Smith, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Wesley Clark, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Bob Marbut and Ron Chaimovski, will expire at the third annual meeting.

These individuals will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our business combination. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure our stockholders that they will, in fact, be able to do so.

The Board of Directors has not determined whether anyone on the Board is an "audit committee financial expert," as such term is defined by SEC rules. Since the Board does not have a separately designated Audit Committee and we will not have any operating activities until such time as we enter into a business combination, we have not made the determination of whether anyone is an audit committee financial expert. Mr. Clark and Mr. Smith are considered independent.

Code of Ethics

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. Our executive officers and directors and persons who own more than 10% of our common stock were not subject to the Section 16(a) filing requirements in the fiscal year ended December 31, 2005 since our registration statement did not become effective until January 24, 2006.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered, and, except for an option to purchase a number of shares of our common stock as would maintain the respective ownership percentages of such officers in the event that the underwriters’ over-allotment option was exercised at an exercise price of $0.027 per share, no compensation of any kind, including finder’s and consulting fees, will be paid to our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses subsequent to a business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed to be “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to the named executive officers from inception to date. No stock appreciation rights were granted to these individuals during such year.

	Individual Grant
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value

Bob Marbut	86,094	(1)	67%	$.027	(2)	$601,797	(3)
Ron Chaimovski	43,047		33%	$.027	(2)	$300,899	(3)
——————
1.
Includes options to purchase 43,047 shares of common stock granted to Argyle Joint Venture over which Mr. Marbut has voting and dispositive power and options to purchase 43,047 shares of common stock granted to Argyle New Ventures, L.P., the general partner of which is an entity owned by Mr. Marbut.

2.
The options were exercisable for three days beginning on the day that the underwriters partially exercised their over-allotment option, and then only to the extent necessary to maintain the stockholders’ 20% in our common stock. A portion of the options were exercised on February 1, 2006. Since the underwriters exercised only a portion of the over-allotment option, the unexercised portion of the options has terminated.

3.
We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average volatility factor of 0.10; no expected dividend payments; weighted-average risk-free interest rates in effect of 5.0%; and a weighted-average expected life of 0.13 years. Based upon the above methodology, the per share weighted-average fair value of the options would be $6.99.

Compensation of Directors

Each of our non-executive directors was granted an option to purchase a number of shares of our common stock as would maintain their respective ownership percentages of the officers and directors, and their respective affiliates who own our securities, in the event that the underwriters’ over-allotment option was exercised at an exercise price of $0.027 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2006, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

Bob Marbut	372,659(2)	7.79%
Argyle Joint Venture	278,910(3)	5.83%
Ron Chaimovski	310,159	6.49%
Wesley Clark	71,720	1.50%
John J. Smith	47,813	1.00%

Amaranth LLC (4) Amaranth Advisors L.L.C. Nicholas M. Maounis c/o Amaranth Advisors L.L.C. One American Lane Greenwich, Connecticut 06831	450,000	9.41%

Sapling, LLC (5) Fir Tree Recovery Master Fund, L.P. 535 Fifth Avenue 31st Floor New York, New York 10017	273,476	5.72%

Jack Silver (6) STAR Capital LLC 660 Madison Avenue New York, New York 10021	250,000	5.23%

All directors and executive officers as a group (4 individuals)	1,081,261	22.61%
———————

(1)	The business address of each of the individuals and entities is 200 Concord Plaza, Suite 700, San Antonio, Texas 78216.
(2)	Consists of 372,659 shares of common stock held by Argyle New Ventures, LP which is controlled by Mr. Marbut.
(3)	Mr. Marbut has voting and dispositive power over the shares held by Argyle Joint Venture.
(4)
The information relating to Sapling and Fir Tree Master Recovery Fund is derived from a Schedule 13G dated January 30, 2006 filed by such entities with the Securities and Exchange Commission. Each person has shared voting and dispositive power with respect to each shares of our common stock owned. Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC, and Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C.

(5)
The information relating to Amaranth LLC, Amaranth Advisors L.L.C., and Nicholas M. Maounis is derived from a Schedule 13G dated January 25, 2006 filed by such stockholders with the Securities and Exchange Commission. Sapling may direct the voting and disposition of 186,610 shares of our common stock and Fir Tree Master Recovery Fund may direct the voting and disposition of 86,866 shares of our common stock. The sole member of both Sapling and Fir Tree Master Recovery Fund is Fir Tree Value Master Fund, LP and their investment manager is Fir Tree, Inc.

(6)	The information relating to Jack Silver is derived from a Schedule 13G dated January 25, 2006 filed by Mr. Silver with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	135,938	$0.027	0
Total	135,938	$0.027	0
(1)
On July 13, 2005, we issued options to our officers, directors and their affiliates options to purchase a number of shares of our common stock as would be necessary to maintain their percentage ownership in us after the offering in the event the underwriters in our initial public offering exercised their over-allotment option. Such options were exercisable at $0.027 per share only if and only to the extent that the over-allotment option was exercised. On February 1, 2006, we issued 18,761 shares of our common stock upon exercise of these options. The remainder of the options expires unexercised.

Item 13. Certain Relationships and Related Transactions

On June 23, 2005, we issued an aggregate of 937,500 shares of our common stock to the individuals and entities set forth below for $25,000 in cash, at a purchase price of $0.027 per share, as follows:

Name	Number of Shares	Relationship to Us
Argyle Joint Venture	296,875	The general partner is an entity controlled by Bob Marbut, our Co-Chief Executive Officer, and Mr. Chaimovski, our other Co-Chief Executive Officer, owns interests in certain of its limited partners

Bob Marbut	296,875	These shares are owned by Argyle New Ventures, L.P., whose general partner is owned by Mr. Marbut, our Chairman and Co-Chief Executive Officer

Ron Chaimovski	296,875	Vice Chairman and Co-Chief Executive Officer

John J. Smith	46,875	Director

On July 13, 2005, we issued the aforementioned stockholders options to purchase such additional number of shares as would be necessary to maintain their percentage ownership in us after the offering in the event the underwriters exercise the over-allotment option. Such options are exercisable at $0.027 per share only if and only to the extent that the over-allotment option is exercised. On September 23, 2005, Messrs. Marbut and Chaimovski, along with their affiliated entities, transferred an aggregate of 70,313 of their shares and a pro rata portion of their over-allotment options to Wesley Clark in connection with his appointment to the board of directors. On January 30, 2006, the underwriters exercised a portion of their over-allotment option and on February 1, 2006, the stockholders indicated exercised their option for an aggregate of 18,761 shares of our common stock and we received $506.55 in connection with such exercise. The remainder of the options terminated unexercised. The holders of the majority of these shares owned prior to our private placement and initial public offering will be entitled to make up to two demands that we register these shares. The holders of the majority of the shares issued prior to the private placement and initial public offering may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before January 24, 2009. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On June 23 and July 6, 2005, Mr. Chaimovski and Argyle New Ventures, L.P., an entity controlled by Mr. Marbut, advanced a total of $125,000 to us to cover expenses related to our initial public offering. Such loans were payable with 4% annual interest on the earlier of June 30, 2006 or the consummation of our initial public offering. In November 2005, these stockholders loaned us an additional $30,000 pursuant to 4% promissory notes due the earlier of November 15, 2006 or the consummation of the initial public offering. These loans were paid off subsequent to the closing of our initial public offering.

Argyle New Ventures, LP, an entity controlled by Bob Marbut, and Ron Chaimovski purchased 125,000 units, consisting of 125,000 shares of our common stock and warrants to purchase 125,000 shares of our common stock, from us on January 24, 2006 at a purchase price of $8.00 per unit in a private placement. We granted them demand and “piggy-back” registration rights with respect to the 125,000 shares, the 125,000 warrants and the 125,000 shares underlying the warrants at any time commencing on the date we announce that we have entered into a letter of intent with respect to a proposed business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, and except for the option to purchase a number of shares of our common stock as would maintain the respective ownership percentages of the officers and directors, and their respective affiliates who own our securities, in the event that the underwriters’ over-allotment option was exercised (which option was partially exercised upon the partial exercise of the over-allotment option, and the remainder of which has expired unexercised), no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our officers or directors or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2005, our principal independent auditor was Goldstein Golub Kessler LLP, the services of which were provided in the following categories and amount:

AUDIT FEES

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company's balance sheet at January 30, 2006 included in our Current Report on Form 8-K, for the audit of our annual financial statements for the fiscal year ended December 31, 2005 and for services performed in connection with the Company's registration statement on Form S-1 initially filed in 2005, were $47,460.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal year 2005 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

There were no fees billed by Goldstein Golub Kessler LLP for professional services rendered during the fiscal year ended December 31, 2005 for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal year ended December 31, 2005.

PRE-APPROVAL OF SERVICES

We do not have an Audit Committee. The Board of Directors does not have any pre-approval policies in place.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    (1) Financial Statements

Balance Sheets as of December 31, 2005
Statement of Operations for the period from June 22, 2005 (inception) to December 31, 2005
Statement of Stockholders’ Equity for the period from June 22, 2005 (inception) to December 31, 2005
Statement of Cash Flows for the period from June 22, 2005 (inception) to December 31, 2005

(2) Schedules

None.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	By-laws(1)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate(1)
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant(1)
4.5	Form of Unit Purchase Option to be granted to Rodman & Renshaw, LLC(2)
10.1	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Argyle Joint Venture (1)
10.2	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Argyle New Ventures L.P. (1)
10.3	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and John J. Smith(1)
10.4	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Ron Chaimovski(1)
10.5	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Bob Marbut(1)
10.6	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Wesley Clark(1)
10.7	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant(1)
10.8	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the pre-offering stockholders (1)
10.9	Form of Registration Rights Agreement among the Registrant and the pre-offering stockholders(1)
10.10	Form of Voting Agreement by John J. Smith and Wesley Clark(1)
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

March 30, 2006	By:	/s/ Bob Marbut
Bob Marbut, Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2006	By: /s/ Bob Marbut
Bob Marbut, Chairman of the Board and Co-Chief Executive Officer (Principal accounting and financial officer)
March 30, 2006	By: /s/ Ron Chaimovski
Ron Chaimovski, Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)
March 30, 2006	By: /s/ Wesley Clark
Wesley Clark, Director
March 30, 2006	By: /s/ John J. Smith
John J. Smith, Director

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)

FINANCIAL STATEMENTS
December 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders’ Equity	F-5
Statement of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Argyle Security Acquisition Corporation

We have audited the accompanying balance sheet of Argyle Security Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from June 22, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argyle Security Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from June 22, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 3, 2006

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)

BALANCE SHEET

December 31,
2005
Assets
Current assets - cash	$9,608
Other assets, deferred offering costs	294,745
Total assets	$304,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$132,096
Notes payable, stockholders	155,000
Total liabilities	287,096

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000
shares; none issued	—
Common stock, $.0001 par value, authorized 89,000,000 shares;
issued and outstanding 937,500	94
Paid-in capital in excess of par	24,906
Deficit accumulated during the development stage	(7,743)
Total stockholders' equity	17,257
Total liabilities and stockholders' equity	$304,353

See accompanying notes to the financial statements.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period From June 22, 2005 (inception) to December 31, 2005

Formation and operating costs	$7,743

Net loss	(7,743)

Weighted-average shares outstanding (basic and diluted)	937,500

Net loss per share (basic and diluted)	$(0.01)

See accompanying notes to financial statements.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from June 22, 2005
(inception) to December 31, 2005

			Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257

See accompanying notes to financial statements.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from June 22, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net loss	$(7,743)

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in accrued expenses	4,096
Net cash used in operating activities	(3,647)

Cash flows from financing activities
Proceeds from notes payable, stockholders	155,000
Proceeds from sale of common stock	25,000
Payments made for deferred offering costs	(166,745)

Net cash provided by financing activities	13,255

Net increase in cash	9,608
Cash, beginning of period	0
Cash, end of period	$9,608

Supplemental schedule of non-cash financing activities:
Accrual of costs of public offering	$128,000

See accompanying notes to financial statements.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, business operations and summary of significant accounting policies

Argyle Security Acquisition Corporation (the “Company”) was incorporated in Delaware on June 22, 2005 as a blank check company to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the security industry.

At December 31, 2005, the Company had not yet commenced any operations. All activity through December 31, 2005 relates to the Company’s formation, a private placement and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 937,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement  (as defined in Note 6) and any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering (as defined in Note 6), other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.14 per share plus interest earned thereon (less taxes payable and up to $600,000 of the interest earned on the trust account that may be released to the Company) in the Trust Account (as defined in Note 6). Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders purchased an aggregate of 125,000 units in the Private Placement, but have waived their right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company recorded a deferred income tax asset of approximately $2,600 for the tax effect of net operating loss carryforwards and temporary differences, aggregating $7,743. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Loss per common share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon exercise of options are excluded from the computation since their effect, for the periods presented, are anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

Note 2 - Notes Payable to Stockholders

The Company issued unsecured promissory notes to the Officers of the Company totaling $155,000, from June 23, 2005 to November 22, 2005. The Notes had an interest rate of 4% per annum, were outstanding at December 31, 2005 and were paid in full with proceeds from the Public Offering, including interest of $3,177. The fair value of the notes payable approximates the carrying amount due to their short-term nature.

Note 3 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

Note 4 - Stock split

On November 23, 2005, the Company effected a three-for-ten reverse split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect this transaction.

Note 5 - Subsequent Events

On January 24, 2006, the Company sold 3,700,046 units to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a business combination with a target business or January 24, 2007 and expiring January 24, 2011. The underwriters were granted an option to purchase an additional 543,750 units within 45 days of the effective date of the registration statement to cover any over-allotments. The underwriters exercised the option with respect to 75,046 units on January 27, 2006 and were issued such units on January 30, 2006. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on January 24, 2006. The Company completed a private placement (the “Private Placement”) of an aggregate of 125,000 units, identical to the units sold in the Public Offering, on such date and received net proceeds of $892,500. The Company consummated the Public Offering on January 30, 2006 and received net proceeds of $27,320,262. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the security industry and a “business combination” shall mean the acquisition by the Company of a target business.

.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

Of the proceeds of the Offerings, $28,721,363 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $1,332,017 of contingent underwriting compensation and $45,000 of contingent private placement fees (collectively the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited if a business combination is not consummated. The remaining proceeds not held in the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The following represents the condensed balance sheet information derived from the company’s January 30, 2006 financial statements which were filed on February 7, 2006 in the Company’s Current Report on Form 8-K/A. Such balance sheet includes the effects of the consummation of the Company’s public offering and private placement.

CONDENSED BALANCE SHEET

Assets:	JANUARY 30, 2006
Cash	$777,880
Cash held in the trust account	28,721,363
Prepaid expenses	100,000
Total assets	$29,599,243

Liabilities and stockholders' equity:
Total liabilities - deferred underwriting fees	$1,377,017
Common stock subject to redemption	5,459,435
Stockholders' equity	22,762,791
Total liabilities and stockholders' equity	$29,599,243

On July 13, 2005 the Company granted to its officers, directors and their respective affiliates certain options, which are exercisable only in the event the underwriters exercise the over-allotment option, to purchase that number of shares enabling them to maintain their 20% ownership interest without regard to the units they purchased in the private placement. The measurement date was deemed to be January 30, 2006, the date the over-allotment was exercised because the number of options to be issued was not known until that date.

        On January 27, 2006 the underwriters exercised the over-allotment option in the amount of 75,046 units. On February 1, 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507. The compensation cost resulting from these share-based payments was $130,632 at January 30, 2006 using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

•	Weighted average volatility factor of 0.10;

•	No expected dividend payments;

•	Weighted average risk-free interest rate of 5%;

•	A weighted average expected life of 0.13 years.

The fair value of each option is $6.99 per share. The options have no intrinsic value. The exercise price of each option is $0.027 per share. All options vest immediately at the measurement date and expire three days thereafter. Compensation expense was recognized in January 2006.

The following summarizes information about stock options outstanding at January 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price

$0.027	135,938	48 days	$0.027	18,761	$0.027

The Company’s officers and their respective affiliates purchased an aggregate of 125,000 units in the Private Placement, but have waived their right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

ARGYLE SECURITY ACQUISITION CORPORATION
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS

In January 2006, the Company sold to the co-managers for $100, options to purchase up to an aggregate of 187,500 units. The units issuable upon exercise of these options are identical to those sold on January 24, 2006. These options will be exercisable at $8.80 per unit commencing on the later of the consummation of a business combination or one year from January 24, 2006, and expire January 24, 2011. The options and the 187,500 units, the 187,500 shares of common stock and the 187,500 warrants underlying such units, and the 187,500 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules. Additionally, these options may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following January 24, 2006. However, these options may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company accounted for these purchase options in January 2006 as a cost of raising capital and included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase options on the date of sale is approximately $3.40 per unit, (a total value of approximately $637,500) using an expected life of five years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility estimate is derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the options will become worthless.

The Company has engaged Rodman & Renshaw, LLC (the "Representative"), on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after January 24, 2006, if the exercise was solicited by the Representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the Representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the Representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangements to pay the commission is not disclosed to warrant holders at the time of exercise.

At January 30, 2006, 4,200,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants.