Form 10-Q
period 2006-03-31
Argyle Security Acquisition CORP
filed 2006-05-15
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-51639

Argyle Security Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3101079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Concord Plaza Suite 700 San Antonio, TX 78216
(Address of Principal Executive Offices including Zip Code)

(210) 828-1700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 4,781,307 shares of the Registrant’s common stock issued and outstanding as of May 14, 2006.

Argyle Security Acquisition Corporation Index to Form 10-Q

Part I.	Financial Information

Item 1. Financial Statements (unaudited)

Balance Sheet

Statements of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II.	Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Argyle Security Acquisition Corporation
(a development stage company)

Balance Sheet

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$654,356	$9,608
Cash and cash equivalents, held in trust	28,938,267	-
Prepaid expenses	75,833	-
Other assets, deferred offering costs	-	294,745
Total current assets	29,668,456	304,353
Property and equipment	6,106	-
Total assets	$29,674,562	$304,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$63,127	$132,096
Note payable - stockholders	-	155,000
Deferred underwriting costs	1,377,017	-
Total liabilities	1,440,144	287,096

Common stock, subject to possible redemption - 764,627 shares at $7.14 per share and associated deferred interest of $43,359	5,502,794	-

Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at March 31, 2006 (including 764,627 shares of common stock subject to possible redemption) and 937,500 at December 31, 2005	478	94
Additional paid-in capital	22,843,571	24,906
Deficit accumulated during the development stage	(112,425)	(7,743)
Total stockholders’ equity	22,731,624	17,257

Total liabilities and stockholders’ equity	$29,674,562	$304,353

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Operations

	January 1, 2006 Through March 31, 2006	For the period from June 22, 2005 (inception) through March 31, 2006
Operating expenses
Consulting and other professional fees	$112,824	$112,824
Franchise taxes	27,949	27,949
Rent	10,808	10,808
Insurance	14,667	14,667
Stock compensation	130,632	130,632
Other operating expenses	24,826	29,858
Loss from operations	321,706	326,738

Other income and expense
Bank interest	586	586
Interest on cash and cash equivalents held in trust	216,904	216,904
Interest expense	(466)	(3,177)
Total other income and expense	217,024	214,313

Loss before provision for income taxes	(104,682)	(112,425)
Provision for income taxes	-	-

Net loss	(104,682)	(112,425)

Deferred interest, attributable to common stock subject to possible redemption	43,359	43,359

Net loss allocable to holders of non-redeemable common stock	$(148,041)	$(155,784)

Net loss per share - basic and diluted	(0.03)	(0.06)

Weighted average number of shares outstanding - basic and diluted	3,550,663	1,771,488

Net loss per share exclusive of shares and related interest subject to possible redemption - basic and diluted	$(0.05)	$(0.10)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption -- basic and diluted	3,032,416	1,606,090

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Paid-in Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders'
	Shares	Amount	of Par	Stage	Equity

Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988		1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638		29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360		600,368
Proceeds from issuance of option to underwriters			100		100
Expenses of offerings			(2,409,764)		(2,409,764)
Less: Proceeds subject to possible redemption of
764,627 shares and associated deferred interest			(5,502,794)		(5,502,794)
Stock based compensation			130,632		130,632
Officer and director option exercise	18,761	2	505		507
Net loss				(104,682)	(104,682)
Balances, at March 31, 2006	4,781,307	$478	$22,843,571	$(112,425)	$22,731,624

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statement of Cash Flows
	January 1, 2006 through March 31, 2006	For the period from June 22, 2005 (inception) through March 31, 2006

Cash flows from operating activities
Net loss	$(104,682)	$(112,425)

Adjustment to reconcile net loss to net cash
provided by operating activities:
Stock based compensation	130,632	130,632
Increase in prepaid expenses	(75,833)	(75,833)
Increase in accrued expenses	59,032	63,127
Interest earned on cash and cash equivalents, held in trust	(216,904)	(216,904)
Net cash provided by operating activities	(207,755)	(211,403)

Cash flows from investing activities:
Purchases of investments held in trust	(89,100,875)	(89,100,875)
Maturity of investments held in trust	60,379,512	60,379,512
Purchase of property and equipment	(6,106)	(6,106)
Net cash used in investing activities	(28,727,469)	(28,727,469)

Cash flows from financing activities
Gross proceeds from public offering and private placement	30,600,368	30,600,368
Offering costs	(866,003)	(1,032,747)
Proceeds from issuance and exercises of options	607	607
Repayment of notes payable, stockholders	(155,000)	(155,000)
Proceeds from notes payable, stockholders	-	155,000
Proceeds from sale of common stock to founding stockholders	-	25,000
Net cash provided by financing activities	29,579,972	29,593,228

Net increase in cash	644,748	654,356
Cash, beginning of period	9,608	-
Cash, end of period	$654,356	654,356

Supplemental disclosure of cash flow information
Cash paid for interest	$3,177	3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$1,377,017	1,377,017

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

Note 1 - Basis of Presentation

The financial statements of Argyle Security Acquisition Corporation (the “Company”) at March 31, 2006, for the three months ended March 31, 2006, and for the period from June 22, 2005 (inception) to March 31, 2006 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006, and for the period from June 22, 2005 (inception) to March 31, 2006 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission.

Note 2 - Organization, business operations and summary of significant accounting policies

The Company was incorporated in Delaware on June 22, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the security industry.

At March 31, 2006, the Company had not completed an acquisition and was still in the development stage. All activity through March 31, 2006 relates to the Company’s formation, (as defined below) and initiation of its search for a target business.

The Company completed a private placement (the “Private Placement”) on January 24, 2006 and received net proceeds of approximately $900,000. Also on January 24, 2006, the registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective. The Company consummated the Public Offering on January 30, 2006 and received net proceeds of approximately $27.3 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the security industry and a “business combination” shall mean the acquisition by the Company of a target business.

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

Of the proceeds from the Offerings, approximately $28.7 million was deposited into a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes approximately $1.3 million of contingent underwriting compensation and $45,000 of contingent private placement fees (collectively the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate shares sold in this offering and the private placement exercise their redemption rights. The officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 937,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement and any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.14 per share plus interest earned thereon in the Trust Account, net of taxes payable. Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination. Accordingly, an amount classified as common stock subject to possible redemption and the associated deferred interest has been reflected in the accompanying balance sheet.

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

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

Income taxes

Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carryforwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short term future is more likely than not.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share based payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) January 1, 2006.

Loss per common share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Net loss per share exclusive of shares and related interest subject to possible redemption is computed by dividing net loss allocable to holders of non-redeemable common stock by the weighted-average number of shares of common stock outstanding during the period, exclusive of the shares subject to possible redemption. Shares of common stock issuable upon exercise of options and warrants are excluded from the computation since their effect, for the periods presented, are anti-dilutive.

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

Note 3 - Offerings

Public Offering

On January 30, 2006, the Company sold 3,700,046 units (which includes 75,046 units sold by the underwriters pursuant to a partial exercise of their over-allotment option) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a business combination with a target business or January 24, 2007 and expiring January 24, 2011. The warrants are redeemable by the Company at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before a notice of redemption is delivered.

Private Placement

On January 24, 2006, the Company sold to certain of its officers and directors an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

Note 4 - Notes Payable to Stockholders

The Company issued unsecured promissory notes to the officers of the Company totaling $155,000, from June 23, 2005 to November 22, 2005. The Notes had an interest rate of 4% per annum and were paid in full with proceeds from the Public Offering, including aggregate interest of $3,177.

Note 5 - Stockholders' Equity

On July 13, 2005 the Company granted to its officers, directors and their respective affiliates certain options, which were exercisable only in the event the underwriters exercised the over allotment option, to purchase that number of shares enabling them to maintain their 20% ownership interest without regard to the units they purchased in the private placement. The measurement date was deemed to be January 30, 2006, the date the over allotment was exercised because the number of options to be issued was not known until that date.

On January 27, 2006 the underwriters exercised the over allotment option in the amount of 75,046 units. On February 1, 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507. The compensation cost resulting from these share-based payments was $130,632 at January 30, 2006 using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

▪ Weighted average volatility factor of 0.10;
▪ No expected dividend payments;
▪ Weighted average risk-free interest rate of 5%;
▪ A weighted average expected life of 0.13 years.

The fair value of each option was $6.99 per share. The options had no intrinsic value. The exercise price of each option was $0.027 per share. All options vested immediately at the measurement date and no further options may be exercised pursuant to this over-allotment provision. Compensation expense was recognized immediately and recorded as an operating expense.

As of March 31, 2006, no officer or director of the Company holds options to purchase the Company’s securities.

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

The Company sold to the underwriters for $100, options to purchase up to an aggregate of 187,500 units. The units issuable upon exercise of these options are identical to those sold on January 24, 2006. These options will be exercisable at $8.80 per unit commencing on the later of the consummation of a business combination or one year from January 24, 2006, and expiring January 24, 2011. The options to purchase the 187,500 units and the Securities underlying such units have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules. Additionally, these options may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following January 24, 2006. However, these options may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

The Company accounted for these purchase options as a cost of raising capital and included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase options on the date of sale is approximately $3.40 per unit, (a total value of approximately $637,500) using an expected life of five years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility estimate is derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies is a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the options will become worthless.

The Company has engaged Rodman & Renshaw, LLC (the "Representative"), on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after January 24, 2006, if the exercise was solicited by the Representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the Representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the Representative upon the exercise of the warrants if:

▪ the market price of the underlying shares of common stock is lower than the exercise price;
▪ the holder of the warrants has not confirmed in writing that the representative solicited the exercise;
▪ the warrants are held in a discretionary account;
▪ the warrants are exercised in an unsolicited transaction; or
▪ the arrangements to pay the commission is not disclosed to warrant holders at the time of exercise.

Note 6 - Common stock reserved for issuance

At March 31, 2006, 3,825,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriter’s unit purchase option described above.

Note 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
March 31, 2006

Note 8 - Income Taxes

The provision for income taxes for the period from January 1, 2006 through March 31, 2006 is as follows:

January 1, 2006 Through March 31, 2006
Current benefit	$15,834
Deferred benefit	34,223
Less: Valuation allowance	(50,057)
$0

The Company recorded a valuation allowance against its current period losses and net deferred tax assets in the amount of $50,057. The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of the benefit of these tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

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

Results of Operations for the three month period ended March 31, 2006

We had a net loss of $104,682 for the three month period ended March 31, 2006 primarily as a result of consulting and professional fees, stock compensation charges and other expenses discussed below, which were not fully offset by interest income.

For the three months ended March 31, 2006, we incurred $112,824 of consulting and professional fees, $130,632 of stock compensation, $27,949 of franchise taxes, $14,667 of insurance expenses, $10,808 of rental expense pursuant to our lease for office space, and other operating costs of $24,826.

Our trust account earned interest of $216,094 for the three months ended March 31, 2006 and our funds outside of the trust account earned interest of $586. Until we enter into a business combination, we will not generate operating revenues.

Liquidity and Capital Resources

On January 24, 2006, the Company completed a private placement or 125,000 units to its executive officers and their affiliates on such date and received net proceeds of approximately $900,000. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expires January 24, 2011. Our common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for reimbursement of taxes payable as a result of interest income earnings from the trust account and $600,000 in interest from the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account also contains approximately $1.4 million of underwriter’s compensation from our initial public offering that will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2006 there was approximately $28.9 million held in the trust account, which includes the deferred underwriting fees of approximately $1.4 million. Additionally, as of March 31, 2006, we had approximately $650,000 outside the trust account to fund our working capital requirements

We expect to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or, if any stockholders choose to redeem their shares, to pay such stockholders the redemption amount due to them.

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

As of February 1, 2006 we entered into a lease for our office space and began to pay a base rental of approximately $5,500 per month. The lease terminates on January 31, 2007. In connection with our operations, in March 2006,we paid an outstanding obligation to a consultant for approximately $53,000 and are paying approximately $21,000 per month in consulting fees for the services of three individuals who are assisting us in locating a target business and with securities compliance. The consulting agreements entered into thus far may be terminated by either party for any reason upon 15 days notice.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

May 15, 2006	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Accounting and Financial officer)

By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Office)