Form 10-Q
period 2006-06-30
Argyle Security Acquisition CORP
filed 2006-08-14
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________to ______________.

Commission File Number: 000-51639

Argyle Security Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3101079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Concord Plaza, Suite 700, San Antonio, TX 78216
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

There were 4,781,307 shares of the Registrant’s common stock issued and outstanding as of August 11, 2006.

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

Argyle Security Acquisition Corporation
(a development stage company)

Balance Sheet

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$474,748	$9,608
Cash and cash equivalents, held in trust	29,291,422	-
Prepaid expenses	51,334	-
Other assets, deferred offering costs	-	294,745
Total current assets	29,817,504	304,353
Property and equipment, net of accumulated depreciation of $532	5,988	-
Total assets	$29,823,492	$304,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$118,348	$132,096
Notes payable - stockholders	-	155,000
Deferred underwriting costs	1,404,379	-
Total liabilities	1,522,727	287,096

Common stock, subject to possible redemption - 764,627 shares at $7.14 per share and associated deferred interest of $113,954	5,573,389	-

Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at June 30, 2006 (including 764,627 shares of common stock subject to possible redemption) and 937,500 at December 31, 2005	478	94
Additional paid-in capital	22,765,623	24,906
Deficit accumulated during the development stage	(38,725)	(7,743)
Total stockholders’ equity	22,727,376	17,257

Total liabilities and stockholders’ equity	$29,823,492	$304,353

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Operations

	Three months ended June 30, 2006	Inception through June 30, 2005	Six months ended June 30, 2006	Inception through June 30, 2006
Operating expenses	$257,743	$88	$579,449	$584,481
Other income and expense
Bank interest income	5,650	-	6,236	6,236
Interest on cash and cash equivalents held in trust	353,155	-	570,059	570,059
Interest expense	(27,362)	-	(27,828)	(30,539)
Total other income and expense	331,443	-	548,467	545,756

Income/(Loss) before provision for income taxes	73,700	(88)	(30,982)	(38,725)
Provision for income taxes	-	-	-	-

Net income/(loss)	73,700	(88)	(30,982)	(38,725)

Deferred interest, attributable to common stock subject to possible redemption	70,595	-	113,954	113,954

Net income/(loss) allocable to holders of non-redeemable common stock	$3,105	$(88)	$(144,936)	$(152,679)

Net income/(loss) per share - - basic and diluted	$0.02	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding - - basic and diluted	4,781,307	937,500	4,169,385	2,501,594
Net income/(loss) per share exclusive of shares and related interest subject to possible redemption - - basic and diluted	$0.00	$(0.00)	$(0.04)	$(0.07)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption - - basic and diluted	4,016,680	937,500	3,527,267	2,190,836

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Stockholders’ Equity

				Deficit
			Paid-in	Accumulated
			Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders'
	Shares	Amount	of Par	Stage	Equity

Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988	-	1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638	-	29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360	-	600,368
Proceeds from issuance of option to underwriters	-	-	100	-	100
Expenses of offerings	-	-	(2,417,117)	-	(2,417,117)
Less: Proceeds subject to possible redemption of 764,627 shares and associated deferred interest	-	-	(5,573,389)	-	(5,573,389)
Stock based compensation	-	-	130,632	-	130,632
Officer and director option exercise	18,761	2	505	-	507
Net loss	-	-	-	(30,982)	(30,982)
Balances, at June 30, 2006	4,781,307	$478	$22,765,623	$(38,725)	$22,727,376

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statement of Cash Flows
	Six months ended June 30, 2006	Inception through June 30, 2005	Inception through June 30, 2006
Cash flows from operating activities
Net loss	$(30,982)	$(88)	$(38,725)
Adjustment to reconcile net loss to net cash provided by operating activities:
Stock based compensation	130,632	-	130,632
Depreciation expense	532	-	532
Increase in prepaid expenses	(51,334)	-	(51,334)
Increase in accrued expenses	114,253	-	118,348
Interest earned on cash and cash equivalents, held in trust	(570,059)	-	(570,059)
Interest expense on deferred underwriting costs	27,362	-	27,362
Net cash used in operating activities	(379,596)	(88)	(383,244)

Cash flows from investing activities:
Purchases of investments held in trust	(178,921,809)	-	(178,921,809)
Maturity of investments held in trust	150,200,446	-	150,200,446
Purchase of property and equipment	(6,520)	-	(6,520)
Net cash used in investing activities	(28,727,883)	-	(28,727,883)

Cash flows from financing activities
Gross proceeds from public offering and private placement	30,600,368	-	30,600,368
Offering costs	(873,356)	(50,000)	(1,040,100)
Proceeds from issuance and exercises of options	607	-	607
Repayment of notes payable, stockholders	(155,000)	-	(155,000)
Proceeds from notes payable, stockholders	-	125,000	155,000
Proceeds from sale of common stock to founding stockholders	-	25,000	25,000
Net cash provided by financing activities	29,572,619	100,000	29,585,875

Net increase in cash	465,140	99,912	474,748
Cash, beginning of period	9,608	-	-
Cash, end of period	$474,748	$99,912	$474,748

Supplemental disclosure of cash flow information
Cash paid for interest	$3,177	$-	$3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$1,377,017	$-	$1,377,017

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
June 30, 2006

 Note 1 - Basis of Presentation

The financial statements of Argyle Security Acquisition Corporation (the “Company”) as of June 30, 2006, for the three and six months ended June 30, 2006, for the period from June 22, 2005 (inception) to June 30, 2006 (cumulative) and for the period from inception to June 30, 2005, are unaudited. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

As of June 30, 2006, the Company had not completed an acquisition and was still in the development stage. All activity through June 30, 2006 relates to the Company’s formation, its initial public offering and initiation of its search for a target business.

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

Of the proceeds from the Offerings, approximately $28.7 million was deposited into a trust account (“Trust Account”) until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes approximately $1.3 million of contingent underwriting compensation and $45,000 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate shares sold in this offering and the private placement exercise their redemption rights. The officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 937,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement and any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, these voting agreements will no longer be applicable.

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

The Company’s Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock owned by them prior to the Public Offering. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

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

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share based payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

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

Note 4 - Notes Payable to Stockholders

In 2005, the Company issued unsecured promissory notes to the officers of the Company totaling $155,000. The Notes had an interest rate of 4% per annum and were paid in full with proceeds from the Public Offering, including aggregate interest of $3,177.

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

On January 30, 2006 the underwriters exercised the over allotment option in the amount of 75,046 units. On February 1, 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507. The compensation cost resulting from these share-based payments was $130,632 at January 30, 2006 using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

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

As of June 30, 2006, no officer or director of the Company holds options to purchase the Company’s securities.

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

The Company accounted for these purchase options as a cost of raising capital and included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase options on the date of sale was approximately $3.40 per unit, (a total value of approximately $637,500) using an expected life of five years, volatility of 44%, and a risk-free rate of 5%. However, because the Company’s units do not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the options will become worthless.

The Company has engaged Rodman & Renshaw, LLC (the "Representative"), on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representative for bona fide services rendered a commission equal to 5% of the exercise price, if the exercise was solicited by the Representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the Representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the Representative upon the exercise of the warrants if:

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

Note 6 - Common stock reserved for issuance

As of June 30, 2006, 3,825,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above.

Note 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

Note 8 - Income Taxes

The provision for income taxes for the period from January 1, 2006 through June 30, 2006 is as follows:

January 1, 2006 Through June 30, 2006
Current tax expense	$(16,806)
Deferred tax benefit	26,962
Less: Valuation allowance	(10,156)
$0

The Company recorded a $16,806 provision for its current taxable income and a valuation allowance against its net deferred tax assets in the amount of $10,156. The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of the benefit of these tax assets.

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

Overview

Argyle Security Acquisition Corporation is a recently organized Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the security industry. We believe that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions. We are presently focusing on several potential business combinations and, during the second quarter and continuing through early August 2006, we have reviewed and/or had discussions with a number of potential target businesses regarding a possible business combination.

Results of Operations for the six-month period ended June 30, 2006

We incurred a net loss of $30,982 for the six-month period ended June 30, 2006 before the deduction of $113,954 of interest income attributable to common stock subject to possible redemption. We incurred a net loss of $88 for the period from inception (June 22, 2005) through June 30, 2005.

Our trust account earned interest of $570,059 for the six months ended June 30, 2006. Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2005.

For the six months ended June 30, 2006, we incurred $249,831 of consulting and professional fees, $130,632 of stock compensation, $73,991 of franchise taxes, $36,667 of insurance expense, $27,430 of rental expense pursuant to our lease of office space and other operating costs of $60,898.

Results of Operations for the three-month period ended June 30, 2006

We earned net income of $73,700 for the three-month period ended June 30, 2006 before the deduction of $70,595 of interest income attributable to the common stock subject to possible redemption. . We incurred a net loss of $88 for the period from inception (June 22, 2005) through June 30, 2005.

Our trust account earned interest of $353,155 for the three months ended June 30, 2006 and our funds outside of the trust account earned interest of $5,650.

For the three months ended June 30, 2006, we incurred $138,159 of consulting and professional fees, $46,042 of franchise taxes, $22,000 of insurance expense, $16,622 of rental expense and other operating costs of $34,920.

Liquidity and Capital Resources

On January 24, 2006, the Company completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $900,000. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expires January 24, 2011. Our common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for reimbursement of taxes payable as a result of interest income earnings from the trust account and $600,000 in interest from the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The $29.3 million currently held in trust includes approximately $1.4 million of underwriter’s and placement agent’s compensation from our private placement and initial public offering that will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2006, we had approximately $475,000 outside the trust account to fund our working capital requirements.

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

    Assuming the release of the full amount of interest we are entitled to receive from the trust account, we believe we will have sufficient funds outside of the trust account to operate through the next twelve months, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

As of February 1, 2006 we entered into a lease for our office space and began to pay a base rental of approximately $5,500 per month. The lease terminates on January 31, 2007. In connection with our operations, in March 2006, we paid an outstanding obligation to a consultant for approximately $53,000 and are currently paying approximately $24,000 per month in consulting fees for services assisting us in the identification of a target business and with securities compliance. The consulting agreements entered into thus far may be terminated by either party for any reason upon 15 days notice.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.

We would also like to make you aware of the following additional risk factors that holders of our securities should consider:

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders

If we do not consummate a business combination by the later of July 24, 2007, or January 24, 2008 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but not consummated by July 24, 2007, then, pursuant to Article SIXTH of our second amended and restated certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law , we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. To mitigate against this possibility, we ask our vendors and potential target businesses to waive any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, we believe that the claims that could be made against us are limited and the likelihood that any claim would result in any liability extending to the trust account is small. If we wind up our affairs in compliance with either Section 280 or 281(b) of the Delaware General Corporation Law following a dissolution, pursuant to Section 282 of the Delaware General Corporation Law, the potential liability of our stockholders will be limited to the lesser of the stockholder’s pro-rata share of any claim or the amount distributed to the stockholder. As we do not anticipate seeking dissolution under the complex procedures of Section 280, we expect that, in accordance with Section 281(b), we will seek stockholder approval of a plan of dissolution to provide for our payment, based on facts known to us at such time, of existing and pending claims, and claims that may be potentially brought against us within the subsequent 10 years. We estimate the costs associated with the implementation and completion of such a plan of dissolution and liquidation to be approximately $50,000 to $75,000, which would be funded by any funds not held in our trust account and funds released to us to fund working capital.

The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 , we may redeem all our outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

•	to exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so,
•	to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or
•	to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for us.

Holders of the warrants we issued in our initial public offering will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrantholders due to impossibility, a court may impose monetary damages on us to compensate warrantholders due to the change in circumstances that led to us being unable to fulfill our obligations.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1(1)	Lease between the Company and Frost National Bank, Trustee For A Designated Trust
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
99.1(2)	Consulting Agreement with Alan Wachtel
99.2(2)	Consulting Agreement with Mark Mellin
99.3(2)	Consulting Agreement with Point Management Associates
(1) Incorporated by reference to our Current Report on Form 8-K dated April 20, 2006.
(2) Incorporated by reference to our Current Report on Form 8-K dated May 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

August 11, 2006	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Accounting and Financial officer)

By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Office)