Form 10-Q
period 2006-09-30
Argyle Security Acquisition CORP
filed 2006-11-14
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________to ______________.

Commission File Number: 000-51639

Argyle Security Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3101079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 4,781,307 shares of the Registrant’s common stock issued and outstanding as of November 10, 2006.

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

Argyle Security Acquisition Corporation
(a development stage company)

Balance Sheet

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$920,429	$9,608
Cash and cash equivalents, held in trust	29,073,971	-
Prepaid expenses	29,333	-
Other assets, deferred offering costs	-	294,745
Total current assets	30,023,733	304,353
Deferred income taxes	34,442	-
Property and equipment, net of accumulated depreciation of $1,075	5,445	-
Total assets	$30,063,620	$304,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$166,141	$132,096
Notes payable - stockholders	-	155,000
Deferred underwriting costs	1,422,740	-
Accrued income taxes	71,926	-
Total liabilities	1,660,807	287,096

Common stock, subject to possible redemption - 764,627 shares at $7.14 per share	5,459,435	-
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $37,484)	152,941	-
Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at September 30, 2006 (including 764,627 shares of common stock subject to possible redemption) and 937,500 at December 31, 2005	478	94
Additional paid-in capital	22,726,636	24,906
Retained earnings/(deficit accumulated) during the development stage	63,323	(7,743)
Total stockholders’ equity	22,790,437	17,257

Total liabilities and stockholders’ equity	$30,063,620	$304,353
See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Operations

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Inception through September 30, 2005	Inception through September 30, 2006
Operating expenses	$229,829	$3,157	$809,278	$3,246	814,310
Other income and expense
Bank interest income	5,173	-	11,409	-	11,409
Interest on cash and cash equivalents held in trust	382,549	-	952,609	-	952,609
Interest expense	(18,362)	(1,292)	(46,190)	(1,292)	(48,901)
Total other income and expense	369,360	(1,292)	917,828	(1,292)	915,117

Income/(Loss) before provision for income taxes	139,531	(4,449)	108,550	(4,538)	100,807
Provision for income taxes	37,484	-	37,484	-	37,484

Net income/(loss)	102,047	(4,449)	71,066	(4,538)	63,323

Deferred interest (net of taxes), attributable to common stock subject to possible redemption	38,987	-	152,941	-	152,941

Net income/(loss) allocable to holders of non-redeemable common stock	$63,060	$(4,449)	$(81,875)	$(4,538)	$(89,618)

Net income/(loss) per share - - basic and diluted	$0.02	$(0.00)	$0.02	$(0.00)	$0.02
Weighted average number of shares outstanding - - basic and diluted	4,781,307	937,500	4,375,600	937,500	2,951,666
Net income/(loss) per share exclusive of shares and related interest subject to possible redemption - - basic and diluted	$0.02	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption - - basic and diluted	4,016,680	937,500	3,692,197	937,500	2,551,303

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statements of Stockholders’ Equity

				Retained Earnings/
				(Deficit
			Paid-in	Accumulated)
			Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders'
	Shares	Amount	of Par	Stage	Equity

Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988	-	1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638	-	29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360	-	600,368
Proceeds from issuance of option to underwriters	-	-	100	-	100
Expenses of offerings	-	-	(2,417,117)	-	(2,417,117)
Less: Proceeds subject to possible redemption of 764,627 shares and associated deferred interest	-	-	(5,612,376)	-	(5,612,376)
Stock based compensation	-	-	130,632	-	130,632
Officer and director option exercise	18,761	2	505	-	507
Net income	-	-	-	71,066	71,066
Balances at September 30, 2006	4,781,307	$478	$22,726,636	$63,323	$22,790,437

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Statement of Cash Flows
	Nine months ended September 30, 2006	Inception through September 30, 2005	Inception through September 30, 2006
Cash flows from operating activities
Net income/(loss)	$71,066	$(4,538)	$63,323
Adjustment to reconcile net loss to net cash provided by operating activities:
Stock based compensation	130,632	-	130,632
Depreciation expense	1,075	-	1,075
Increase in prepaid expenses	(29,333)	-	(29,333)
Increase in accrued expenses	162,045	2,677	166,140
Interest earned on cash and cash equivalents, held in trust	(952,609)	-	(952,609)
Accrued interest on deferred underwriting costs	45,725	-	45,725
Increase in deferred income tax asset	(34,442)	-	(34,442)
Increase in accrued income taxes	71,926	-	71,926
Interest income released from the trust	600,000	-	600,000
Net cash provided by (used in) operating activities	66,085	(1,861)	62,437

Cash flows from investing activities:
Purchases of investments held in trust	(249,269,030)	-	(249,269,030)
Maturity of investments held in trust	220,547,667	-	220,547,667
Purchase of property and equipment	(6,520)	-	(6,520)
Net cash used in investing activities	(28,727,883)	-	(28,727,883)

Cash flows from financing activities
Gross proceeds from public offering and private placement	30,600,368	-	30,600,368
Offering costs	(873,356)	(143,815)	(1,040,100)
Proceeds from issuance and exercises of options	607	-	607
Repayment of notes payable, stockholders	(155,000)	-	(155,000)
Proceeds from notes payable, stockholders	-	125,000	155,000
Proceeds from sale of common stock to founding stockholders	-	25,000	25,000
Net cash provided by financing activities	29,572,619	6,185	29,585,875

Net increase in cash	910,821	4,324	920,429
Cash, beginning of period	9,608	-	-
Cash, end of period	$920,429	$4,324	$920,429

Supplemental disclosure of cash flow information
Cash paid for interest	$3,177	$-	$3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$1,377,017	$-	$1,377,017

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
September 30, 2006

 Note 1 - Basis of Presentation

The financial statements of Argyle Security Acquisition Corporation (the “Company”) as of September 30, 2006, for the three and nine months ended September 30, 2006, for the three months ended September 30, 2005, for the period from June 22, 2005 (inception) to September 30, 2006 (cumulative) and for the period from inception to September 30, 2005, are unaudited. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The audited balance sheet for the year ended December 31, 2005 does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

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

As of September 30, 2006, the Company had not completed an acquisition and was still in the development stage. All activity through September 30, 2006 relates to the Company’s formation, its initial public offering and the initiation of its search for a target business.

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

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.14 per share plus interest earned thereon in the Trust Account, net of taxes payable and $600,000 of interest income which was released from the Trust Account in September, 2006 to fund our working capital. Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination. Accordingly, an amount classified as common stock subject to possible redemption and the associated deferred interest has been reflected in the accompanying balance sheet.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 5 - Stockholders' Equity

On July 13, 2005 the Company granted to its officers, directors and their respective affiliates certain options, which were exercisable only in the event the underwriters exercised the over allotment option, to purchase that number of shares enabling them to maintain their 20% ownership interest in the company (without taking into account the units they purchased in the private placement). The measurement date was deemed to be January 30, 2006, the date the over allotment was exercised because the number of options to be issued was not known until that date.

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

The fair value of each option was $6.99 per share. The exercise price of each option was $0.027 per share. All options vested immediately at the measurement date and no further options may be exercised. Compensation expense was recognized immediately and recorded as an operating expense.

As of September 30, 2006, no officer or director of the Company holds options to purchase the Company’s securities.

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

Note 6 - Common stock reserved for issuance

As of September 30, 2006, 3,825,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above.

Note 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

Note 8 - Income Taxes

The provision for income taxes for the period from January 1, 2006 through September 30, 2006 is as follows:

January 1, 2006 Through September 30, 2006
Current tax expense	$71,926
Deferred tax (benefit)	(34,442)
$37,484

The company recorded a $71,926 provision on its current taxable income and a deferred tax benefit of $34,442 in its provision for income taxes. In addition, the Company recorded deferred interest expense attributable to possible common stock redemptions net of a tax benefit of $37,484. A valuation allowance against additional net deferred tax assets in the amount of $27,261 is the result of an evaluation of the uncertainly associated with the realization of the benefit of these tax assets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Overview

Argyle Security Acquisition Corporation is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the security industry. We believe that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions. During the third quarter we continued to narrow our focus to several potential target businesses regarding a possible business combination.

Results of Operations for the nine-month period ended September 30, 2006

We reported net income of $71,066 for the nine-month period ended September 30, 2006, before the deduction of $152,941 of interest income, net of taxes, attributable to common stock subject to possible redemption. We incurred a net loss of $4,538 for the period from inception (June 22, 2005) through September 30, 2005.

Our trust account earned interest of $952,609 for the nine months ended September 30, 2006 and our funds outside the trust account earned interest of $11,409. Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of September 30, 2005.

For the nine months ended September 30, 2006, we incurred expenses of $372,008 for consulting and professional fees, $130,632 for stock compensation, $108,991 for franchise taxes, $60,411 for insurance expense, $44,363 for rental expense pursuant to our lease of office space and other operating costs of $92,873.

Results of Operations for the three-month period ended September 30, 2006

We reported net income of $102,047 for the three-month period ended September 30, 2006, before the deduction of $38,987 of interest income, net of taxes, attributable to the common stock subject to possible redemption. We incurred a net loss of $4,449 for the three-month period ended September 30, 2005.

Our trust account earned interest of $382,549 for the three months ended September 30, 2006, and our funds outside of the trust account earned interest of $5,173.

For the three months ended September 30, 2006, we incurred expenses of $122,177 for consulting and professional fees, $35,000 for franchise taxes, $23,745 for insurance expense, $16,933 for rental expense and other operating costs of $31,974.

Liquidity and Capital Resources

On January 24, 2006, the Company completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $900,000. On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which includes 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expiring January 24, 2011. Our common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for reimbursement of taxes payable and $600,000 in interest from the trust account that was released to us in September 2006 for working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The $29.1 million held in trust as of September 30, 2006  includes approximately $1.4 million of underwriter’s and placement agent’s compensation from our private placement and initial public offering that will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2006, we had approximately $920,000 outside the trust account to fund our working capital requirements.

We expect to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in the trust account as well as any other net proceeds not expended may be used to finance the acquisition and operations of the target business or, if any stockholders choose to redeem their shares, to pay such stockholders the redemption amount due to them.

    We estimate that we will have sufficient funds outside of the trust account to operate through the second quarter of 2007, assuming that a business combination is not consummated prior to such time. At this time, we do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if we do not consummate a business combination by the middle of 2007, the costs required to consummate a business combination will exceed our available cash, and we will not be able to engage in a business combination without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses. We expect these expenses would ultimately be borne by the combined company if a business combination were completed.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the risk factors contained in Part II, “Item 1A: Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Warrant Clarification Agreement between the Company and American Stock Transfer & Trust Company, dated August 10, 2006
10.2	Unit Purchase Option Clarification Agreement between the Company and I-Bankers, Inc., dated August 10, 2006
10.3	Unit Purchase Option Clarification Agreement between the Company and Rodman & Renshaw, LLC, dated August 10, 2006
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

November 13, 2006	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Accounting and Financial Officer)

By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)