Form 10-K
period 2006-12-31
Argyle Security Acquisition CORP
filed 2007-03-19
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Argyle Security Acquisition Corporation
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
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,714,332.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,781,307 at February 28, 2007

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

Item 1. Business

Overview

Argyle Security Acquisition Corporation (“We”, “Us”, “Our” or “Argyle”) is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the security industry. We believe that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions.

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

In 2006, the net proceeds from the sale of our units in the public offering and private placement, after deducting certain offering expenses of approximately $2,424,001, including underwriting discounts of approximately $1,836,022, were approximately $28,176,367. Approximately $27,344,346 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for income taxes payable and $600,000 in interest that was earned on the funds contained in the trust account that was released to us for working capital, we are not able to access the amounts held in the trust account until we consummate a business combination. The trust account also contains $1,377,016 of the underwriter’s compensation plus associated interest which will be paid to them only in the event of a business combination. On March 14, 2007, the underwriters from the Company's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition. As a result, the deferred underwriting and offering costs discussed above have been reduced by approximately $.3 million and common stock subject to possible redemption has been increased by $.3 million. (See Redemption Rights under Part 1 and Note 9 to the Company's financial statements.)

The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. In connection with the initial public offering and the private placement, our officers and directors placed all the shares owned by them before the initial public offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

The prospectus provided to purchasers of our securities in our initial public offering indicated that we would target businesses in one or more of the following segments of the security industry:

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

Although we focused on businesses in the foregoing areas, we were not limited in the areas of the security industry in which we could acquire a target business.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (the "Merger Subsidiary") and ISI Detention Contracting Group, Inc. (ISI) entered into a merger agreement pursuant to which the Merger Subsidiary will merge into ISI and ISI will become a wholly-owned subsidiary of Argyle. ISI is a provider of security solutions to commercial, governmental, and correctional customers. As a security solutions provider, ISI has the ability to interview a customer that needs security for a project and determine that customer’s needs in light of the products and technology available within the customer’s budget. ISI, using its expertise in the security industry, then develops security systems that answer the customer’s needs using hardware and software that is available in the marketplace from third party vendors, as well as its own proprietary software. ISI participates in the perimeter security, access control and video and design consultation segments in the correctional sector through its ISI-Detention and MCS-Detention subsidiaries and in the commercial/industrial/educational sectors through its MCS-Commercial subsidiary. In addition, the MCS-Commercial operation is also engaged in providing its sectors with fire detection security system solutions.

If the merger is consummated, Argyle will pay ISI’s security holders an aggregate of $16,300,000 and 1,180,000 shares of Argyle’s common stock (valued at $8,708,400, based on the closing price of the common stock on February 28, 2007). In the event that ISI’s adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2006 are greater than $4,500,000 and its backlog of orders at February 28, 2007 is greater than $80,000,000 (including inter-company amounts), Argyle will pay the stockholders of ISI an additional $1,900,000. Argyle anticipates that the calculation of the February 28, 2007 backlog will be finalized in late March or early April 2007.  In addition, Argyle will assume approximately $6,000,000 of long term debt (not including capitalized leases) and up to $9,000,000 pursuant to a line of credit (of which approximately $5,000,000 was outstanding as of December 31, 2006). The merger agreement contains representations and warranties by Argyle and ISI and representations and warranties to be made by ISI’s stockholders upon closing of the merger. ISI also makes certain covenants relating to the conduct of its business between the time the merger agreement was signed and the consummation of the merger, including that it will not take certain actions without the permission of Argyle and that Argyle will have access to ISI’s records. The parties to the merger agreement also make covenants relating to confidentiality, non-solicitation and non-competition. In addition, after the consummation of the merger, Argyle has agreed to file a registration statement for the resale of the shares issued by Argyle in connection with the merger. The closing of the merger is subject to certain conditions, including the approval of the merger and the equity incentive plan described below by Argyle’s stockholders.

Pursuant to our certificate of incorporation, the merger is subject to the approval of our stockholders. Argyle has filed a preliminary proxy statement/prospectus with the SEC relating to the merger.

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

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we enter into a business combination. We intend to utilize cash derived from the proceeds of the private placement consummated on January 24, 2006 and the initial public offering of our securities consummated on January 30, 2006, our capital stock, debt or a combination of these in effecting a business combination.

If we do not consummate the acquisition of ISI, we may seek another target business to acquire, assuming that we have sufficient time to do so

If we do not acquire ISI pursuant to the merger of ISI into our subsidiary, we will seek an alternative business combination. As provided in our charter, we are required, by July 30, 2007, to consummate a business combination or enter a letter of intent, agreement in principle or definitive agreement, in which case we would be allowed an additional six months to complete the transactions contemplated by such agreement. Under our Second Amended and Restated Certificate of Incorporation as currently in effect, if we do not acquire at least majority control of a target business by January 30, 2008, we will dissolve and distribute to our public stockholders the amount in the trust account plus any remaining net assets.

In any liquidation, the funds held in the trust account, plus any interest earned thereon (net of taxes payable), together with any remaining out-of-trust net assets, will be distributed pro rata to our common stockholders who hold shares issued in our initial public offering.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a collective fair market value that is at least 80% of our net assets at the time of such acquisition, our management had virtually unrestricted flexibility in identifying and selecting a target business. In evaluating a prospective target business, our management conducted business, legal and accounting due diligence on such target business and considered, among other factors, the following:

•	Business Sectors Served: Highest priority given to video surveillance, access control and perimeter/outdoor

•	Markets Served: Highest priority given to U.S. and European companies

•	Channels Served: Highest priority given to security IT/IP integrators and security value added resellers

•	Products Offered to Include One or More of the Following: Part of a solutions strategy, competitively positioned, scalable, favorable obsolescence factor, strong brand equity

•	Annual Sales: At least $20 million

•	Gross Margin: If video or access control - 50%, if perimeter/outdoor, or, if intrusion protection - 40%

•	Operating Margin: 10% or more, or the potential to reach 10% in the next 12-18 months

•	Annual Cash Flow: At least $1.5 million

•	Relative Competitive Advantage: Clear competitive advantage in at least one key area

•
R&D Capability: Ability to continuously integrate into company’s other offerings, ability to add value to Argyle’s other targeted sectors and companies, in-house R&D leadership or management capability

•	Management Capabilities: Strong in at least one key functional area

•	Location: Located so as to be cost effective in interacting/communicating with Argyle management

•	Relative Attractiveness: To investors and to other targeted companies

•	Opportunities/Potential: For revenue growth, for improving margin percentages, for synergies with other target sectors/companies, to improve/expand offerings, for channel expansion

•	Target Company’s Culture: Senior management supportive of Argyle vision and strategy, customer focused, senior management familiar with and supportive of a solutions strategy

Argyle anticipates that it will incur total transaction costs of approximately $1.3 million in connection with the acquisition of ISI. Such costs do not include those transaction costs of approximately $1.0 million to be incurred by ISI (related primarily to anticipated attorney, brokerage and accounting fees). Of the $1.3 million of Argyle anticipated transaction costs, approximately $.4 million relate to certain Giuliani Capital Advisors’ advisory fees which are contingent upon the closing of the transaction. Approximately $.5 million of the $.9 million in non-contingent anticipated costs had been incurred and recorded as of December 31, 2006. The $.9 million primarily relates to Loeb and Loeb legal expenses, fees for Giuliani Capital Advisors’ fairness opinion, accountants' and valuation consultants’ fees, road show expenses, printer fees and other miscellaneous expenses. Argyle’s cash outside the trust and accrued expenses as of December 31, 2006 was approximately $.7 million and $.6 million, respectively. Argyle expects to incur the remaining anticipated non-contingent transaction costs of $.4 million over the first two quarters of 2007. Additionally, recurring monthly operating expenses of approximately $75,000 per month will continue to accrue after December 31, 2006, and in January 2007, Argyle renewed its directors and officers insurance policy, incurring a premium of $88,000.

Our Board of Directors has discussed and preliminarily approved a $300,000 bridge loan from our Co-Chief Executive Officers, directors and consultants.  The terms and conditions of the bridge loan have not yet been negotiated and the documentation for the bridge loan has not yet been completed.  We anticipate that this bridge financing will close in late March or April 2007.

As a result of the foregoing, Argyle anticipates that the costs to consummate the acquisition will greatly exceed its available cash outside of the trust even after considering the proposed financing described above. Argyle expects these costs would ultimately be borne by the combined company from the funds held in trust if the proposed ISI acquisition is completed. If the acquisition is not completed, they would be subject to the potential indemnification obligations of Argyle’s officers and directors to the trust account related to expenses incurred for vendors or service providers. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust account, which could ultimately deplete the trust account and reduce a stockholder’s current pro rata portion of the trust account upon liquidation.

Fair market value of target business

The target business that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition, including any amount held in the trust fund subject to the redemption rights described below, although we could acquire a target business whose fair market value significantly exceeds 80% of our net assets. If we were to acquire a target whose fair market value significantly exceeded 80% of our net assets, we could seek to raise additional funds through a private offering of debt or equity securities. However, if we did enter into such an arrangement, it would only be consummated simultaneously with the consummation of the business combination. The fair market value of a target business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.

Based on the financial analysis of ISI generally used to approve the transaction, Argyle’s Board of Directors determined that this requirement was met and exceeded. To determine the value of ISI, the Board of Directors first determined that as of September 30, 2006, Argyle had $28,402,813 in net assets (total assets minus total liabilities). The consideration being paid to ISI’s security holders, is, at minimum, $16,300,000 and 1,180,000 shares of Argyle’s common stock. Based on the closing price of Argyle’s common stock on October 27, 2006, the trading day before the term sheet was signed, the fair market value of the common stock to be issued to ISI’s stockholders is $8,496,000 ($7.20 per share), for a total consideration of $24,796,000, which is over 87% of Argyle’s net assets at the time that the letter of intent was executed. Therefore, the 80% test was satisfied.

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

Limited ability to evaluate the target business’ management

Although Argyle closely examined the management of ISI, Argyle cannot assure you that its assessment of ISI’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. Assuming Argyle acquires ISI, all of the serving management of ISI will be involved with the management of ISI post acquisition and will for the most part run its day to day operations. Argyle’s current Board of Directors will remain directors of Argyle subsequent to the acquisition.

Following the acquisition of ISI, Argyle has agreed that it will negotiate employment agreements with Sam Youngblood, Don Carr, Mark McDonald and Tim Moxon. Other than the agreement that the term of the employment agreements will be five years for Mark McDonald and two years for the others, and that Sam Youngblood and Don Carr must be directors of ISI post merger, the agreements have not yet been negotiated, meaning that the employment agreements currently in place with those parties will remain in full force and effect until the new agreements take effect. It is also anticipated that Argyle’s current Co-Chief Executive Officers, Bob Marbut and Ron Chaimovski, will enter into employment agreements with Argyle post merger, though the terms of such agreements have not yet been determined. All the employment agreements will be approved by the Compensation Committee of Argyle’s Board of Directors that will be formed after the closing of the merger.

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

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles. The SEC is currently reviewing a registration statement on Form S-4 (including a preliminary proxy statement that will be provided to the holders of Argyle’s common stock in connection with the vote on the merger) that we filed with the SEC relating to the acquisition of ISI.

In connection with the vote required for any business combination, all of our officers and directors have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. Our officers and directors, and their respective affiliates who own our securities, have agreed to vote all the shares of our common stock acquired in the private placement or in the aftermarket in favor of any transaction that our officers negotiate and present for approval to our stockholders. We will proceed with the business combination only if a majority of the shares of common stock of the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering and the private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and elects to exercise the stockholder’s redemption rights and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account, which includes interest (calculated as of two business days prior to the consummation of the proposed business combination (net of taxes payable, $45,000 of private placement fees plus associated interest and $600,000 of interest that was released from the trust account for working capital purposes), divided by the number of shares sold in the initial public offering and the private placement. Including interest earned on the trust account, net of taxes payable, as of December 31, 2006, the per share redemption amount would be approximately $7.66. The underwriters from our initial public offering recently agreed to reduce their underwriting compensation on a pro-rata basis for dissenting stockholders. As of December 31, 2006, the redemption amount was $.36 (including interest) higher than it would otherwise have been due to that agreement; the $.36 increase is reflected in the $7.66 redemption price previously discussed. Because the initial per-share redemption price is lower than the $8.00 per-unit offering price and may be lower than the market price of the common stock on the date of redemption, there may be a perceived disincentive on the part of public stockholders to exercise their redemption rights.

An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and elects to exercise the stockholder’s redemption rights and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise his, her or its redemption rights, such stockholder will not have his, her or its shares of common stock redeemed for its pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in the initial public offering and the private placement, exercise their redemption rights.

Liquidation if no business combination

If we do not complete a business combination by July 30, 2007, or by January 30, 2008 if the extension criteria described below have been satisfied, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and $600,000 of interest released to us), plus any remaining net assets. Our officers and directors, and their respective affiliates who own our securities, have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering, including those acquired in the private placement. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to the holders of the 3,700,046 shares entitled to participate in liquidation distributions was $7.76, or $0.24 less than the per-unit offering price of $8.00. Including interest earned on the trust account net of income taxes and the $600,000 of interest income released to us, as of December 31, 2006, the per share liquidation amount would be approximately $7.93. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Each member of our board of directors has agreed, pursuant to agreements with us, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the initial public offering not held in the trust account at that time, but only to the extent  necessary  to ensure  that such loss,  liability,  claim,  damage or expense does not reduce the amount in the trust account. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account. If any third party refuses to execute an agreement waiving such claims, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders, if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that had refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or in cases where management does not believe it would be able to find a provider of required services willing to provide the waiver. We cannot assure our stockholders, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure our stockholders that the actual per-share liquidation price will not be less than $7.93, plus interest (net of taxes payable and the $600,000 of interest released to us), due to claims of creditors.

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

Competition

Should the acquisition of ISI not be consummated, we may encounter intense competition in connection with identifying, evaluating and selecting another target business from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring a certain sizable target business will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

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

Employees

We have two officers, both of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of them to devote an average of approximately 10 hours per week to our business until a target business is acquired. We do not intend to have any full time employees prior to the consummation of a business combination. We have, however, hired four consultants to assist with securities compliance, the acquisition process and administration.

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

If we are unable to complete a business combination and are forced to liquidate our assets (which will include the full amount in the trust account, including the amounts held for the benefit of the co-managers and any interest earned thereon (net of taxes payable and the $600,000 of interest released to us)), the per-share liquidation price to our public stockholders, as of December 31, 2006, was approximately $7.93. The initial per shares liquidation amount of $7.76 was less than the initial per share offering amount of our units because of the expenses of the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Our Stockholders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering and the private placement are intended to be used to complete a business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $7.93 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we hire or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the liquidation price of $7.93 as of December 31, 2006, which takes into consideration interest earned through that date, income taxes payable and the $600,000 of interest released to us, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only to the extent  necessary  to ensure  that such loss,  liability,  claim,  damage or expense does not reduce the amount in the trust account. However, we cannot assure our stockholders that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with a prospective target business, or for claims from any entity other than vendors.

In the event we do not acquire ISI, because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to identify another target business.

Since August 2003 and through February 2007, based upon publicly available information, approximately 87 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only 20 companies have consummated a business combination, while 22 (not including Argyle) other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. In the event that we are unable to consummate the acquisition of ISI, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held and publicly-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of February 28, 2007 there are 80,018,647 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Rodman & Renshaw, LLC, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

If we consummate the acquisition of ISI, we agreed to issue 1,180,000 of our shares of common stock to the stockholders of ISI as partial consideration for the acquisition.

Our officers and directors control a substantial interest in us and, thus, may influence certain actions requiring a stockholder vote.

Our officers and directors and their respective affiliates collectively own 22.61% of our issued and outstanding shares of common stock (and following the acquisition of ISI, the management teams of Argyle and ISI will collectively and beneficially own 29.8% of our outstanding common stock), which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

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

All of our officers and directors own shares of our common stock that were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation upon our failure to complete a business combination. Each of our officers and directors has agreed to vote all shares purchased in the private placement and in the open market in favor of any proposal to approve a business combination negotiated by our officers. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

As of December 31, 2006, we have approximately $29.5 million held in the trust account with which to complete a business combination. Our initial business combination must be with a business with a collective fair market value of at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. The prospects for our success may be:

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

Although we believe that the net proceeds of the initial public offering and the private placement will be sufficient to allow us to consummate a business combination, as we have not yet completed an acquisition, we cannot ascertain the capital requirements for any particular transaction. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business (including interest earned on the trust account released to us), or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could result in our inability to effectuate our business plan for the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

Argyle may choose to redeem its outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, Argyle may redeem all of its outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of Argyle’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before Argyle sends the notice of redemption. Calling all of Argyle’s outstanding warrants for redemption could force the warrant holders:

•	To exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

•	To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

•	To accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Argyle’s warrant holders may not be able to exercise their warrants, which may create liability for Argyle.

Holders of the warrants Argyle issued in its initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although Argyle has agreed to use its best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and Argyle intends to comply with such agreement, Argyle cannot assure that it will be able to do so. In addition, some states may not permit Argyle to register the shares issuable upon exercise of its warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by Argyle, Argyle may exercise its redemption right even if Argyle is unable to qualify the underlying securities for sale under all applicable state securities laws. Since Argyle’s obligations in this regard are subject to a “best efforts” standard, it is possible that, even if Argyle is able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on Argyle to compensate warrant holders due to the change in circumstances that led to Argyle being unable to fulfill its obligations.

Argyle does not have an Audit Committee composed solely of independent directors and therefore Argyle’s financial statements have not been subject to independent review.

Argyle does not have an audit committee. Pursuant to SEC regulations, the entire Board of Directors of a company without an audit committee acts as the audit committee. Two of the members of Argyle’s Board of Directors are also officers of Argyle and therefore not independent. Therefore, Argyle does not have solely independent directors reviewing its financial statements, making it more difficult for Argyle to discover if there was any fraud in connection with the preparation of its financial statements.

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

The market in certain segments of the security industry is still not fully developed, and, if we acquire a business operating in one of those segments, and if the market for our products does not expand as we expect after acquiring a business, our business will not generate the growth and/or profits that stockholders expect.

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

We may be required to obtain export licenses to the extent we wish to ship products to certain countries. We may not be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable governmental authorities. Our failure to receive or maintain any required export license or authorization could hinder our ability to sell our products, reducing our revenues and profits.

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

Risks associated with the Acquisition of ISI

The combined company’s working capital could be reduced if stockholders exercise their redemption rights.

Pursuant to Argyle’s Second Amended and Restated Certificate of Incorporation, holders of shares purchased in Argyle’s initial public offering (other than Argyle’s initial stockholders) may vote against the acquisition and demand that Argyle redeem their shares into pro rata portions of the trust account, net of taxes payable, as of the record date. Argyle and ISI will not consummate the acquisition if holders of 765,009 or more shares exercise these redemption rights. To the extent the acquisition is consummated and holders have demanded to so redeem their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the acquisition. As of December 31, 2006, assuming the acquisition is approved, the maximum amount of funds that could be disbursed to Argyle’s stockholders upon the exercise of their redemption rights is approximately $5.9 million.

If outstanding warrants are exercised, the underlying common shares will be eligible for future resale in the public market. “Market overhang” from the warrants results in dilution and has an adverse effect on the common stock’s market price.

Outstanding warrants and unit purchase options to purchase an aggregate of 4,200,046 shares of common stock issued in connection with Argyle’s initial public offering will become exercisable after consummation of the ISI acquisition. If they are exercised, a substantial number of additional shares of Argyle common stock will be eligible for resale in the public market, which could adversely affect the market price.

Registration rights held by Argyle’s initial stockholders who purchased shares prior to Argyle’s initial public offering may have an adverse effect on the market price of Argyle’s common stock.

Argyle’s initial stockholders who purchased common stock prior to its initial public offering are entitled to demand that Argyle register the resale of their shares at any time after they are released from escrow. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 1,081,261 shares of common stock eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of Argyle’s common stock.

Argyle’s directors and officers have interests in the acquisition that are different from yours, because if the acquisition is not approved, their shares may become worthless.

In considering the recommendation of Argyle’s Board of Directors to vote to approve the acquisition, you should be aware that Argyle’s directors, officers and original stockholders have agreements or arrangements that provide them with interests in the acquisition that differ from, or are in addition to, those of Argyle stockholders generally. Argyle’s original stockholders, including its directors and officers, are not entitled to receive any of the funds that would be distributed upon liquidation of the trust account. Therefore, if the acquisition is not approved, these original shares may become worthless. The personal and financial interests of directors and officers may have influenced their motivation in identifying and selecting a target business and in timely completion of a business combination. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interests of Argyle’s stockholders.

Because Argyle does not intend to pay dividends on its common stock, stockholders will benefit from an investment in Argyle’s common stock only if it appreciates in value.

Argyle has never declared or paid any cash dividends on its shares of common stock. Post acquisition, Argyle currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, Argyle does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of Argyle’s Board of Directors and will depend on factors Argyle’s Board of Directors deems relevant, including among others, Argyle’s results of operations, financial condition and cash requirements, business prospects, and the terms of Argyle’s credit facilities and other financing arrangements. It is likely that the debt financing arrangements Argyle puts into place in connection with the acquisition will prohibit Argyle from declaring or paying dividends without the consent of its lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of Argyle’s common stock. There is no guarantee that Argyle’s common stock will appreciate in value.

Argyle’s securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of its securities more than if the securities were quoted or listed on the Nasdaq market.

Argyle’s securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system. Quotation of Argyle’s securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of its securities more than if the securities were quoted or listed on Nasdaq.

Argyle has agreed in the merger agreement that it will negotiate employment agreements with ISI’s management post business combination.

Although the merger agreement contains certain terms relating to the employment agreements to be negotiated between Argyle and ISI’s management (the specified terms relate to the term of the employment agreements and that certain members of management will remain on the Board of Directors of post merger ISI), Argyle has agreed in the merger agreement that it will negotiate employment agreements with ISI’s management post business combination. Therefore, Argyle’s stockholders will not have the benefit of knowing what compensation arrangements will be post business combination when voting for the merger. In addition, by not negotiating agreements prior to the merger, it is possible that some or all of ISI’s management may decide to seek employment at a company that will provide them with definitive terms of employment now.

Failure to complete the acquisition could reduce the market price of Argyle’s common stock and may make it more difficult for Argyle to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing some investors to experience a loss on their investment.

If the acquisition is not completed for any reason, Argyle may be subject to a number of material risks, including:

•	The market price of its common stock may decline to the extent that the current market price of its common stock reflects a market assumption that the acquisition will be consummated;

•	Costs related to the acquisition, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the acquisition is not completed; and

•	Charges will be made against earnings for transaction-related expenses, which could be higher than expected.

If the market price of our securities declines after we fail to consummate the acquisition of ISI, persons who purchased our securities after the merger was announced will have lost money investing in our securities, making future investment in our securities by such persons less likely. Since most of the fees that we incur from our service providers in connection with the merger with ISI must be paid even if we do not consummate the transaction, it is unlikely that we will have sufficient funds outside of the trust to locate and research a second target business. In addition, since Argyle will have to take charges to earnings for transaction-related expenses even if a transaction is not consummated, Argyle will be a less attractive candidate to a potential target business than another entity that would not have to take such charges. All of these items make it less likely that Argyle will be able to consummate a business combination with a target business if the merger with ISI is not consummated. If an alternative target could not be found, Argyle would be required to dissolve and liquidate after the applicable time periods had lapsed.

Argyle’s Board of Directors has had Limited Ability to Evaluate the Target Business’ Management.

Although Argyle closely examined the management of ISI, Argyle cannot assure you that its assessment of ISI’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. Essentially, all of the serving management of ISI will be involved with the management of the Merger Subsidiary, will remain with the combined company, and will for the most part run its day to day operations. Argyle’s current Board of Directors will remain directors of Argyle subsequent to the acquisition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Argyle maintains executive offices at Concord Plaza, Suite 700, San Antonio, TX 78216. The base rental cost for this space is approximately $5,500 per month. Argyle considers its current office space adequate for current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units, are quoted on the Over the Counter Bulletin Board under the symbols “ARGL,” “ARGLW,” and “ARGLU,” respectively. The Units have been quoted on the Bulletin Board since January 30, 2006 and the common stock and warrants since March 2, 2006. Our securities did not trade on any market or exchange prior to January 30, 2006. The following table sets forth the high and low sales information for the Company’s Units for the period from January 30, 2006 through February 28, 2007 and the Company’s Common Stock and Warrants for the period from March 2, 2006 through February 28, 2007. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2006	7.55	7.25	1.35	0.93	8.85	7.90
Second Quarter 2006	7.45	7.22	1.56	1.02	8.86	8.00
Third Quarter 2006	7.30	7.14	1.08	0.88	8.30	8.00
Fourth Quarter 2006	7.45	7.15	1.55	0.75	8.80	7.94

First Quarter 2007 (through February 28, 2007)	7.44	7.35	1.10	0.80	8.50	8.14

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on February 28, 2007 was five, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2006. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

At the time of our offering, we incurred a total $1,836,022 in underwriting discounts and commissions and placement agent fees, $1,377,017 of which was placed in the trust account and will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our units in the private placement and the initial public offering were $2,424,001. On March 14, 2007, the underwriters from the Company's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition. As a result, the deferred underwriting and offering costs have been reduced by approximately $.3 million and common stock subject to possible redemption has been increased by $.3 million. (See Redemption Rights under Part 1 and Note 9 to the Company's financial statements.) No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay Argyle New Ventures, an affiliate of Bob Marbut, and Ron Chaimovski for loans they made to us prior to the consummation of the private placement and the initial public offering. The aggregate amount of principal and interest on such loans that we repaid was $158,177. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were $28,176,367, of which $27,344,346 was deposited into the trust account for our benefit (exclusive of the amounts for the benefit of the undewriters discussed above). The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, with the exception of amounts due for income taxes and $600,000 of the interest earned on the trust account, which was released to us in September 2006 to fund our working capital. As of December 31, 2006, there was approximately $29.5 million held in the trust account.

Repurchases of Equity Securities.

None

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statement and footnotes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005
Statement of Operations Data:

Operating expenses	$1,024,490	$7,743
Other income	1,287,925	-
Income/(loss) before provision for income taxes	263,435	(7,743)
Provision for income taxes	90,923	-
Net income/(loss)	172,512	(7,743)
Deferred interest (net of taxes), attributable to common stock subject to possible redemption	175,747	-
Net (loss) allocable to holders of non-redeemable common stock	$(3,235)	$(7,743)
Net income/(loss) per share - - basic and diluted	0.04	(0.01)
Weighted average number of shares outstanding - - basic and diluted	4,477,861	937,500
Net (loss) per share exclusive of shares and related interest subject to possible redemption - - basic and diluted	(0.00)	(0.01)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption - - basic and diluted	3,773,985	937,500

	As of December 31,
	2006	2005
Balance Sheet Data:

Cash	$694,115	$9,608
Working capital (deficit)	28,249,730	(277,488)
Total assets	30,681,313	304,353
Total stockholders’ equity	$22,862,193	$17,257

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Argyle purchases U.S. Treasury Bills and money market investments and holds these investments to maturity. The investments are recorded at market value which approximates their carrying amount, which includes interest accrued through that date.

Argyle must seek stockholder approval to effect any  business combination. Argyle will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, and public stockholders owning less than 20% of the shares sold in the offering exercise their conversion rights and vote against the business combniation. Public stockholders voting against the combination may demand that Argyle redeem his or her shares at a redemption price of $7.52 per share plus interest earned thereon in the trust account, net of taxes payable, if an acquisition is consummated. Accordingly, Argyle has classified the contingent shares at $7.52 and related deferred interest outside of permanent equity and liabilities in the mezzanine area on the balance sheet.

Results of Operations for the Year Ended December 31, 2006

Argyle reported net income of $172,512 for the year ended December 31, 2006, before the deduction of $175,747 of interest income, net of taxes, attributable to common stock subject to possible redemption. Argyle incurred a net loss of $7,743 for the period from inception (June 22, 2005) through December 31, 2005.

Argyle’s trust account earned interest of $1,332,087 for the year ended December 31, 2006, and its funds outside the trust account earned interest of $20,242. Until Argyle enters into a business combination, it will not generate operating revenues. Argyle had no funds in trust as of December 31, 2005.

For the year ended December 31, 2006, Argyle incurred expenses of $469,943 for consulting and professional fees, $130,632 for stock compensation, $148,516 for franchise taxes, $82,411 for insurance expense, $61,467 for rental expense pursuant to Argyle’s lease of office space and other operating costs of $131,521.

The consulting and professional fees of $469,943 for the year ended December 31, 2006 relate primarily to monthly consulting fees that, cumulatively, totaled approximately $288,000, legal fees of approximately $52,000, auditing, tax and accounting fees of approximately $103,000 and bankers’ fees and expenses of approximately $25,000.

On February 1, 2006, Argyle’s officers and directors exercised options and purchased 18,761 shares of common stock for an aggregate cost of $507. The compensation cost associated with these options of $130,632 was recorded in the first quarter of 2006 and was computed utilizing the Black-Scholes pricing model.

The franchise tax expense of $148,516 for the year ended December 31, 2006 was due to the state of Delaware, and approximately $145,000 of this amount was paid in the first quarter of 2007.

The insurance expense of $82,411 for the year ended December 31, 2006 relates to the amortization of the prepaid directors and officers insurance policy which was acquired in January 2006.

The other operating costs of $131,520 for the year ended December 31, 2006 relate primarily to travel expenses of approximately $48,000, computer server hosting expense of approximately $21,000, communications expenses of approximately $12,000, stock transfer fees of $13,000, office supplies and expenses of approximately $6,000 and other miscellaneous costs of approximately $31,000.

Results of Operations for the Period from June 22, 2005 (inception) to December 31, 2005

Argyle had a net loss of $7,743 for the period ended December 31, 2005 as a result of formation and operating costs. Additionally, deferred offering costs of approximately $295,000 were incurred in 2005. These costs consisted of professional fees of approximately $203,000, road show and travel expenses of approximately $25,000, and regulatory and filing fees of approximately $67,000. Argyle had no income in 2005.

Liquidity and Capital Resources

On January 24, 2006, Argyle completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $.9 million. On January 30, 2006, Argyle consummated its initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from Argyle one share of Argyle’s common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expiring January 24, 2011. Argyle’s common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for Argyle’s benefit. Except for reimbursement of taxes payable and $600,000 in interest from the trust account that was released to Argyle in September 2006 for working capital, Argyle will not be able to access the amounts held in the trust until it consummates a business combination. The approximate $29.5 million held in trust as of December 31, 2006 includes approximately $1.4 million of underwriters' and placement agent’s compensation and related interest from Argyle’s private placement and initial public offering that will be paid to the underwriters and placement agent only in the event of a business combination. On March 14, 2007, the underwriters from the Company's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition. As a result, the deferred underwriting and offering costs have been reduced by approximately $.3 million and common stock subject to possible redemption has been increased by $.3 million. (See Redemption Rights under Part 1 and Note 9 to the Company's financial statements.) The trust account earned interest income of approximately $1.3 million during the year ended December 31, 2006. The amounts held outside of the trust account are available to be used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2006, Argyle had approximately $.7 million outside the trust account to fund its working capital requirements.

Argyle expects to use up to approximately $20.5 million (including Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI. After paying off any expenses relating to the identification and evaluation of prospective acquisition candidates, the structuring, negotiation and consummation of the business combination and paying for the redemption of the stock of any of Argyle’s stockholders who choose to exercise their redemption rights, any residual proceeds from Argyle’s initial public offering will be used by the company as working capital.

Argyle anticipates that it will incur total transaction costs of approximately $1.3 million. Such costs do not include transaction costs of approximately $1.0 million to be incurred by ISI (related primarily to anticipated attorney, brokerage and accounting fees). Of the $1.3 million of Argyle anticipated transaction costs, approximately $.4 million relate to certain Giuliani Capital Advisors’ advisory fees which are contingent upon the closing of the transaction. Approximately $.5 million of the $.9 million in non-contingent anticipated costs had been incurred and recorded as of December 31, 2006. The $.9 million primarily relates to Loeb and Loeb legal expenses, fees for Giuliani Capital Advisors’ fairness opinion, accountants and valuation consultants’ fees, road show expenses, printer fees and other miscellaneous expenses. Argyle’s cash outside the trust and accrued expenses as of December 31, 2006 was approximately $.7 million and $.6 million, respectively. Argyle expects to incur the remaining anticipated non-contingent transaction costs of $.4 million over the first two quarters of 2007. Additionally, recurring monthly operating expenses of approximately $75,000 per month will continue to accrue after December 31, 2006 and, in January 2007, Argyle renewed its directors and officers’ insurance policy, incurring a premium of $88,000.

Our Board of Directors has discussed and preliminarily approved a $300,000 bridge loan from our Co-Chief Executive Officers, directors and consultants.  The terms and conditions of the bridge loan have not yet been negotiated and the documentation for the bridge loan has not yet been completed.  We anticipate that this bridge financing will close in late March or April 2007.

Argyle anticipates that the costs to consummate the acquisition will greatly exceed its available cash outside of the trust, even after the proposed financing discussed above. Argyle expects these costs would ultimately be borne by the combined company from the funds held in trust if the proposed ISI acquisition is completed. If the acquisition is not completed, the costs would be subject to the potential indemnification obligations of Argyle’s officers and directors to the trust account related to expenses incurred for vendors or service providers. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust account, which could ultimately deplete the trust account and reduce a stockholder’s current pro rata portion of the trust account upon liquidation.

Upon going public in late January 2006, Argyle has focused its attention on the search for a target business in the security industry. The expenses related to this effort are primarily comprised of certain monthly consulting fees paid to parties identified below for the research and investigation of potential target companies, and professional fees and travel expenses associated with targets which are no longer being pursued. Argyle has recorded these expenses as either part of the disclosed consulting and professional fees, or as travel expenses which are classified as other operating costs. The costs directly associated with the ISI acquisition, excluding the recurring monthly consulting fees which are expensed, have been capitalized as transaction costs. Two of Argyle’s consultants work exclusively on the research, investigation and targeting of security companies, while one of the other consultants spends approximately one-half of his time on acquisitions. Argyle believes that the amounts recorded as expenses associated with its search during 2006 were approximately $.2 million. Additionally, transaction costs associated with the ISI acquisition of approximately $.5 million were capitalized during 2006, and approximately $.4 million of additional non-contingent transaction costs associated with the ISI acquisition are anticipated. In the prospectus related to Argyle’s initial public offering, Argyle estimated legal, accounting and other expenses attendant to the structuring and negotiation of a business combination, and the preparation and filing of the related proxy statement of $.15 million and due diligence of prospective target businesses of $.225 million. The majority of the difference is related primarily to the cost of a fairness opinion from Giuliani Capital Advisors and legal fees which are accumulating at a higher rate than those estimated in the Form S-1.

Argyle’s accrued expenses, as of December 31, 2006, which includes accruals for deferred acquisition costs, totaled $624,129. The amount is primarily comprised of an accrual to the state of Delaware for franchise taxes in the amount of approximately $145,000 and accruals for professional fees, associated with attorneys, accountants and bankers and related expenses of approximately $440,000. The franchise tax and banker fees are not specifically disclosed in the use of proceeds section of Argyle’s Registration Statement on Form S-1 related to its initial public offering, but expenses for legal and accounting are disclosed.

Assuming the completion of the ISI acquisition, Argyle will assume approximately $6.0 million in long term debt, in addition to the $9.0 million ISI line of credit which had an outstanding balance of approximately $5.0 million as of December 31, 2006. Argyle anticipates that the $6.0 million in long term debt will be due eighteen months after completion of the acquisition and that there will be no prepayment penalties. The line of credit matures in October 2008 with interest payable quarterly and is secured by certain tangible and intangible assets. The line of credit agreement contains certain financial covenants as well as restrictive and affirmative convenants. Additionally, Argyle will assume the capital lease obligation related to ISI’s offices in San Antonio, Texas, which had a balance of approximately $2.1 million as of December 31, 2006. At closing, Argyle will pay certain ISI obligations totaling approximately $1.9 million as of December 31, 2006, relating to ISI*MCS and notes payable to ISI shareholders. Argyle will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

As of February 1, 2006, Argyle entered into a lease for Argyle’s office space in San Antonio, Texas and began to pay a base rental of approximately $5,500 per month. The lease was originally scheduled to terminate on January 31, 2007; however, it was amended to extend the termination date by six months. In connection with its operations, in March 2006, Argyle paid an outstanding obligation to a consultant for approximately $53,000 and is currently paying approximately $24,000 per month in consulting fees for services assisting Argyle in the identification of a target business, securities compliance and administration. The consulting agreements entered into thus far may be terminated by either party for any reason upon 15 days notice.

Presently, Argyle is utilizing four consultants on a monthly basis. Alan Wachtel and Graham Wallis perform research and investigation of target companies in the security industry and assist in the performance of due diligence on potential acquisition candidates. Cindy Kittrell is the office manager and performs associated administrative functions. Mark Mellin is a financial consultant who assists Argyle in its SEC reporting responsibilities, accounting matters and also assists in the investigation and due diligence of potential acquisition candidates.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities. However, as discussed above, we have an operating lease commitment with the landlord of our office facilities at a monthly rental of approximately $5,500 through July 2007.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our co-chief executive officers (one of whom serves as our principal financial officer). Based on that evaluation, our co-chief executive officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we have begun the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will be performed primarily in 2007 as our first acquisition is not yet complete, will be consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Bob Marbut	71	Chairman of the Board and Co-Chief Executive Officer
Ron Chaimovski	47	Vice Chairman of the Board and Co-Chief Executive Officer
John J. Smith	58	Director
Wesley Clark	61	Director

Bob Marbut has been Argyle’s Chairman of the Board and Co-Chief Executive Officer since Argyle’s inception. From November 2004 to the present, Mr. Marbut has been the Executive Chairman of Electronics Line 3000 Ltd., an intrusion protection security company, and from July 2002 to the present he has been the Executive Chairman of SecTecGLOBAL, Inc., a sales and marketing subsidiary of Electronics Line 3000 Ltd., and was the Chief Executive Officer of SecTecGLOBAL from July 2002 to February 2006. From October 2001 to the present, Mr. Marbut has served as the Managing Director of Argyle Global Opportunities, LP, an investment partnership which owns a 41% interest in Electronics Line 3000 Ltd. From January 2001 to January 2003, Mr. Marbut served as the Chairman of Hearst-Argyle Television, Inc., a non-network owned television group and, from August 1997 to January 2001, served as its Chairman and Co-Chief Executive Officer. From January 1995 to August 1997, Mr. Marbut was the co-founder, Chairman and controlling partner of Argyle Television, Inc., which became a Nasdaq traded company and was merged with Hearst Broadcasting in August 1997 to form Hearst-Argyle Television, Inc. From 1993 to 1995, Mr. Marbut founded and was the Chief Executive Officer of Argyle Television Holding, Inc., a private television group that was sold in 1995. From August 1970 through 1990, Mr. Marbut served as the President and Chief Executive Officer of Harte-Hanks Communications, Inc., and concurrently as its Chief Operating Officer from April 1973 to September 1984, and as Vice-Chairman in 1991. During the period that Mr. Marbut was CEO, Harte-Hanks developed from a family-owned newspaper company into a Fortune 500 company listed on the New York Stock Exchange that Mr. Marbut took private in 1984 in a management buyout that he led. In addition to the Board of Directors of Electronics Line 3000 Ltd., Mr. Marbut currently serves on the boards of directors of Hearst-Argyle Television, Tupperware Corporation and Valero Energy Corporation. Mr. Marbut, through control of the general partner of Argyle Joint Venture, manages Argyle Joint Venture, one of Argyle’s stockholders which was formed to make equity investments in companies. Mr. Marbut is the sole investor and manager of Argyle New Ventures, which manages Mr. Marbut’s personal family investments. He has a Masters of Business Administration degree with Distinction from Harvard University and was a registered engineer in the State of California and holds a Bachelors of Industrial Engineering from Georgia Tech.

Ron Chaimovski has been Argyle’s Vice Chairman of the Board and Co-Chief Executive Officer since Argyle’s inception. Mr. Chaimovski has served as the Vice Chairman of Electronics Line 3000 Ltd. since May 2005 and as a partner in Argyle Global Opportunities, LP since January 2001. From October 1998 to August 2001 Mr. Chaimovski served as the Israeli Economic Minister to North America. From 1991 to 1998, Mr. Chaimovski was a partner in an Israeli law firm. Mr. Chaimovski was the co-founder of Transplan Enterprises Group, an investment group, and served as its Co-Chairman from 1993 to 1998. Mr. Chaimovski served in the Israeli Navy from 1977 to 1983 in various command roles, including those of combat officer and flotilla commander. Mr. Chaimovski, through entities controlled by him or his spouse, owns limited partnership interests in Argyle Joint Venture. Mr. Chaimovski is a member of the Israeli Bar. Mr. Chaimovski received an LLB from Tel Aviv University and an LLM from the University of London.

Wesley Clark joined Argyle’s Board of Directors in September 2005. Since March 2003, he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. In February 2006, Gen. Clark joined Rodman & Renshaw Holdings, LLC, which controls Rodman & Renshaw, LLC, one of the co-managing underwriters in the initial public offering, as Chairman of the Board and as a member of their Advisory Board. From March 2001 to February 2003 he was the Managing Director of the Stephens Group Inc., an emerging company development firm. From July 2000 to March 2001 he was a consultant for Stephens Group Inc. Prior to that time, Gen. Clark served as the Supreme Allied Commander of NATO and Commander-in-Chief for the United States European Command and as the Director of the Pentagon’s Strategic Plans and Policy operation. Gen. Clark retired from the United States Army as a four-star general in July 2000 after 38 years in the military and received many decorations and honors during his military career. Gen. Clark is a graduate of the United States Military Academy and studied as a Rhodes Scholar at the Magdalen College at the University of Oxford.

John J. Smith has been one of Argyle’s directors since Argyle’s inception. He has been the Director of Security for the Bank of New York since February 2000. At the Bank of New York, Mr. Smith directs and supervises a worldwide security program that encompasses the investigation and prevention of fraud-related activities, as well as the physical protection of corporate assets, employees, customers and executives. Mr. Smith retired from the United States Secret Service in January 2000 after 24 years of service. He held a variety of positions in field offices and headquarters, culminating with his appointment as the Special Agent in Charge of the New York Field Office, the Service’s largest and busiest office. During his career, Mr. Smith was assigned to the Vice Presidential Protective Division, the Presidential Protective Division and as the Special Assistant to the Treasury Secretary. He served as the security coordinator for several high profile protective venues, including: the U.S. delegation attending the Olympic Games in Barcelona, Spain, 1992; the Presidential Inaugural activities of 1993; the dedication of the Holocaust Museum, Washington, DC, 1994; and the visit of Pope John Paul II to New York, 1995. In 1996, he supervised the protective detail assigned to Presidential Candidate Robert Dole. Mr. Smith holds bachelors and masters degrees in Criminal Justice from West Chester University in West Chester, Pennsylvania.

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

Argyle’s Board of Directors is divided into three classes, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of John J. Smith, will expire at Argyle’s first annual meeting of stockholders. The term of office of the second class of directors, consisting of Wesley Clark, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Bob Marbut and Ron Chaimovski, will expire at the third annual meeting.

The Board of Directors has not determined whether anyone on the Board is an “audit committee financial expert,” as such term is defined by SEC rules. Since the Board does not have a separately designated Audit Committee and Argyle will not have any operating activities until such time as Argyle enters into a business combination (meaning that its financial statements are relatively simple), Argyle’s Board of Directors did not feel it was necessary to determine if anyone on Argyle’s Board of Directors was an audit committee financial expert. Argyle’s Board of Directors will make a determination if there is an audit committee financial expert on its Board of Directors after a business combination with a target business is consummated.

Director Independence

Argyle’s Board of Directors has not determined if any of its directors qualifies as independent, although Argyle’s management believes that Gen. Clark and Mr. Smith would qualify as independent directors under the rules of the American Stock Exchange because they do not currently own a large percentage of Argyle’s stock, are not currently employed by Argyle, have not been actively involved in the management of Argyle and do not fall into any of the enumerated categories of people who cannot be considered independent in the American Stock Exchange Rules. Argyle’s Board of Directors will make a determination about independence after the business combination is consummated. Argyle does not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for Argyle.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no officer and employee of Argyle, and no former officer of Argyle, during the last completed fiscal year, participated in deliberations of Argyle’s Board of Directors concerning executive officer compensation. Bob Marbut and Ron Chaimovski are each officers and directors of SecTecGlobal and Electronics Line 3000 Ltd.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2006.

Item 11. Executive Compensation

Executive Compensation

In 2006, no compensation of any kind, including finders and consulting fees, was paid to any of our officers or directors, or any of their respective affiliates, nor will any compensation of any kind be paid to such persons for services rendered prior to or in connection with a business combination. However, our officers and directors have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than Argyle’s directors, or a court of competent jurisdiction if such reimbursement is challenged.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a merger with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business. However, it is anticipated that, after closing, the compensation for our senior executives will be comprised of four elements: a base salary, an annual performance bonus, equity and benefits.

In developing salary ranges, potential bonus payouts, equity awards and benefit plans, it is anticipated that our Compensation Committee (when formed after a business combination) will take into account: 1) competitive compensation among comparable companies and for similar positions in the market, 2) relevant ways to incentivize and reward senior management for improving shareholder value while building Argyle into a successful company, 3) individual performance, 4) how best to retain key executives, 5) Argyle’s overall performance and its various key component entities, 6) our ability to pay and 7) other factors deemed to be relevant at the time.

Argyle and ISI senior management have discussed Argyle’s above mentioned planned process for executive compensation after the merger is complete and the four compensation components. Specific compensation plans for ISI’s key executives, assuming the acquisition of ISI is completed, will be negotiated and established by the Compensation Committee after closing.

Compensation Committee Interlocks and Insider Participation

Argyle’s Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity, except that Bob Marbut and Ron Chaimovski are each officers and directors of SecTecGlobal and Electronics Line 3000 Ltd.

Compensation Committee Report

Argyle’s Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

The Board of Directors has reviewed and discussed the discussion and analysis of Argyle’s compensation which appears above with management, and, based on such review and discussion, the Board of Directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

Bob Marbut
Ron Chaimovski
John J. Smith
Wesley Clark

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2007, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Bob Marbut	651,569(2)	13.6%

Argyle Joint Venture 200 Concord Plaza, Suite 700 San Antonio, Texas 78216	278,910(3)	5.8%

Ron Chaimovski	310,159	6.5%

Wesley Clark	71,720	1.5%

John J. Smith	47,813	1.0%

Sapling, LLC (4) Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. 535 Fifth Avenue 31st Floor New York, New York 10017	292,976	6.1%

Jonathan M. Glaser(5) Daniel Albert David Roger Richter Pacific Assets Management, LLC Pacific Capital Management, Inc. JMG Triton Offshore Fund, Ltd.	247,751	5.2%

All directors and executive officers as a group (4 individuals)	1,081,261	22.61%

(1) The business address of each of the individuals and entities is 200 Concord Plaza, Suite 700, San Antonio, Texas 78216.

(2) Includes 372,659 shares of common stock held by Argyle New Ventures, LP which is controlled by Mr. Marbut.

(3) Mr. Marbut has voting and dispositive power over the shares held by Argyle Joint Venture.

(4) The information relating to Sapling, Fir Tree Master Recovery Fund and Fir Tree, Inc. is derived from a Schedule 13G dated December 31, 2006 filed by such entities with the Securities and Exchange Commission. Sapling may direct the voting and disposition of 200,241 shares of Argyle’s common stock, Fir Tree Master Recovery Fund may direct the voting and disposition of 92,735 shares of Argyle’s common stock and Fir Tree, Inc. as their investment manager has voting and dispositive power over all of such securities. The sole member of both Sapling and Fir Tree Master Recovery Fund is Fir Tree Value Master Fund, LP and their investment manager is Fir Tree, Inc. Jeffrey Tannenbaum is the President of Sapling, LLC and Fir Tree, Inc.

(5) The information relating to the indicated stockholders is derived from a Schedule 13G, dated December 8, 2006, filed by such persons with the Securities and Exchange Commission. The principal business address of Jonathan M. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025. The principal business address of Daniel Albert David, Pacific Assets Management, LLC and Pacific Capital Management, Inc. is 100 Drakes Landing, Suite 207, Greenbrae, CA 94904. The principal business address of Roger Richter is One Sansome Street, 39th Floor, San Francisco, CA 94104. The principal business address of JMG Triton Offshore Fund, Ltd. is Citco Building, Wickhams Cay, P.O. Box 662, Road Town, Tortola, BVI. Each person has shared voting and dispositive power with respect to each share of Argyle’s common stock owned. Pacific Assets Management, LLC is the investment adviser to JMG Triton Offshore Fund, Ltd. and Pacific Capital Management, Inc. is a member of Pacific Assets Management, LLC. Mr. Glaser, Mr. David and Mr. Richter are control persons of Pacific Capital Management, Inc. and Pacific Assets Management, LLC.

Argyle had no options outstanding as of fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination. Other than the repayment of expenses, Argyle has had no transactions with related parties since its initial public offering.

Director Independence

Argyle’s Board of Directors has not determined if any of its directors qualifies as independent, although Argyle’s management believes that Gen. Clark and Mr. Smith would qualify as independent directors under the rules of the American Stock Exchange, because they do not currently own a large percentage of Argyle’s stock, are not currently employed by Argyle, have not been actively involved in the management of Argyle and do not fall into any of the enumerated categories of people who cannot be considered independent in the American Stock Exchange Rules. Argyle’s Board of Directors will make a determination about independence after the business combination is consummated. Argyle does not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for Argyle.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP audited our financial statements for the year ended December 31, 2006. Goldstein Golub Kessler LLP acted as our principal accountant from our inception through April 18, 2006.   Through September 30, 2005, Goldstein Golub Kessler LLP had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and Goldstein Golub Kessler LLP established a similar relationship with RSM McGladrey, Inc. Goldstein Golub Kessler LLP has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Fees

Fees for audit services provided by Ernst & Young LLP totaled $132,878 in 2006, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2006, the reviews of the Company’s quarterly reports on Form 10-Q, and for services performed in connection with the Company’s Form S-4 filing in December 2006.

Fees for audit services provided by Goldstein Golub Kessler LLP totaled $47,460 in 2005, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2005, the audit of the Company’s balance sheet at January 30, 2006 included in the Current Report on Form 8-K, and for services performed in connection with the Company’s registration statement on Form S-1 initially filed in 2005. In addition, fees of $6,000 were billed in 2006 related to the audit for the fiscal year ended December 31, 2005.

Audit-Related Fees

Fees for audit-related services provided by Ernst & Young LLP totaled $28,500 in 2006. Audit-related services principally include due diligence in connection with acquisitions.

Other than the fees described under the caption “Audit Fees” above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal year 2005 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

Fees for tax services provided by Ernst & Young LLP, including tax compliance, tax advice, and tax planning, totaled $11,015 in 2006.

There were no fees billed by Goldstein Golub Kessler LLP for tax services in 2005, however, RSM McGladrey, Inc. did charge us $3,264 for tax compliance services in 2006.

All Other Fees

There were no fees billed by Ernst & Young LLP or Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2006 or 2005.

Pre-Approval of Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows

  (2) Schedules

None.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-laws(1)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant(1)

4.5	Form of Unit Purchase Option to be granted to Rodman & Renshaw, LLC(1)

10.1	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Argyle Joint Venture (1)

10.2	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Argyle New Ventures L.P. (1)

10.3	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and John J. Smith(1)

10.4	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Ron Chaimovski(1)

10.5	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Bob Marbut(1)

10.6	Form of Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Wesley Clark(1)

10.7	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant(1)

10.8	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the pre-offering stockholders (1)

10.9	Form of Registration Rights Agreement among the Registrant and the pre-offering stockholders(1)

10.10	Form of Voting Agreement by John J. Smith and Wesley Clark(1)

10.11	Letter Agreement between Argyle Security Acquisition Corporation, Rodman & Renshaw, LLC and I-Bankers Securities, Inc. dated March 14, 2007. (2)

10.12	Warrant Clarification Agreement between the Company and American Stock Transfer & Trust Company, dated August 10, 2006 (3)

10.13	Unit Purchase Option Clarification Agreement between the Company and I-Bankers, Inc., dated August 10, 2006 (3)

10.14	Unit Purchase Option Clarification Agreement between the Company and Rodman & Renshaw, LLC, dated August 10, 2006 (3)

10.15	Letter Agreement between Argyle Security Acquisition Corporation, Rodman & Renshaw, LLC and I-Bankers Securities, Inc. (4)

10.16	Merger Agreement by and among Argyle Security Acquisition Corporation, ISI Security Group, Inc. and ISI Detention Contracting, Inc. (5)

10.17	Lease between the Company and Frost National Bank, Trustee For A Designated Trust (6)

21.1	List of Subsidiaries

31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2007.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

March 19, 2007	By:	/s/ Bob Marbut
Bob Marbut, Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 19, 2007	By:	/s/ Bob Marbut
Bob Marbut, Chairman of the Board and Co-Chief Executive Officer (Principal accounting and financial officer)

March 19, 2007	By:	/s/ Ron Chaimovski
Ron Chaimovski, Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

March 19, 2007	By:	/s/ Wesley Clark
Wesley Clark, Director

March 19, 2007	By:	/s/ John J. Smith
John J. Smith, Director

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Consolidated Balance Sheet	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Argyle Security Acquisition Corporation

We have audited the accompanying consolidated balance sheet of Argyle Security Acquisition Corporation (the Company) (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period June 22, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2005, and for the period June 22, 2005 (inception) through December 31, 2005, were audited by other auditors whose report dated February 3, 2006, expressed an unqualified opinion on those statements. The financial statements for the period June 22, 2005 (inception) through December 31, 2005 include no revenues and net loss of $7,743. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period June 22, 2005 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Argyle Security Acquisition Corporation at December 31, 2006, and the results of its operations and its cash flows for the year then ended and the period from June 22, 2005 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Argyle Security Acquisition Corporation will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency (excluding funds held in trust) and must consummate an acquisition by July 30, 2007 (or by January 30, 2008 if certain extension criteria have been satisfied) or be dissolved. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. (Management’s plans in regard to these matters also are described in Note 1.) The 2006 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

San Antonio, Texas
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Argyle Security Acquisition Corporation

We have audited the accompanying balance sheets of Argyle Security Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from June 22, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argyle Security Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from June 22, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 3, 2006

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Balance Sheet

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$694,115	$9,608
Cash and cash equivalents, held in trust	29,453,449	-
Prepaid expenses	7,333	-
Total current assets	30,154,897	9,608
Deferred income taxes	27,932	-
Property and equipment, net of accumulated depreciation of $1,619	4,901	-
Deferred offering costs	-	294,745
Deferred transaction costs	493,583	-
Total assets	$30,681,313	$304,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$624,129	$132,096
Notes payable - stockholders	-	155,000
Deferred underwriting costs	1,162,183	-
Accrued income taxes	118,855	-
Total current liabilities	1,905,167	287,096

Common stock, subject to possible redemption - 764,627 shares at $7.50 per share	5,738,206	-
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $90,536)	175,747	-
Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at December 31, 2006 (including 764,627 shares of common stock subject to possible redemption) and 937,500 at December 31, 2005	478	94
Additional paid-in capital	22,696,946	24,906
Retained earnings/(deficit accumulated) during the development stage	164,769	(7,743)
Total stockholders’ equity	22,862,193	17,257

Total liabilities and stockholders’ equity	$30,681,313	$304,353

See notes to financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Statements of Operations

	Year Ended December 31, 2006	Inception (June 22, 2005) through December 31, 2005	Inception (June 22, 2005) through December 31, 2006
Operating expenses	$1,024,490	$7,743	$1,032,233
Other income and expense
Bank interest income	20,242	-	20,242
Interest on cash and cash equivalents held in trust	1,332,087	-	1,332,087
Interest expense	(64,404)	-	(64,404)
Total other income and expense	1,287,925	-	1,287,925

Income/(Loss) before provision for income taxes	263,435	(7,743)	255,692
Provision for income taxes	90,923	-	90,923

Net income/(loss)	172,512	(7,743)	164,769

Deferred interest attributable to common stock subject to possible redemption (net of taxes)	175,747	-	175,747

Net (loss) allocable to holders of non-redeemable common stock	$(3,235)	$(7,743)	$(10,978)

Net income/(loss) per share - - basic and diluted	$0.04	$(0.01)	$0.05
Weighted average number of shares outstanding - - basic and diluted	4,477,861	937,500	3,253,327
Net (loss) per share exclusive of shares and related interest subject to possible redemption - - basic and diluted	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption -basic and diluted	3,773,985	937,500	2,792,907

See notes to financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Statements of Stockholders’ Equity

				Retained Earnings/
				(Deficit
			Paid-in	Accumulated)
			Capital	During the	Total
	Common Stock		in Excess	Development	Stockholders'
	Shares	Amount	of Par	Stage	Equity

Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988	-	1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638	-	29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360	-	600,368
Proceeds from issuance of option to underwriters	-	-	100	-	100
Expenses of offerings	-	-	(2,145,230)	-	(2,145,230)
Less: Proceeds subject to possible redemption of 764,627 shares and associated deferred interest	-	-	(5,913,953)	-	(5,913,953)
Stock based compensation	-	-	130,632	-	130,632
Officer and director option exercise	18,761	2	505	-	507
Net income	-	-	-	172,512	172,512
Balances at December 31, 2006	4,781,307	$478	$22,696,946	$164,769	$22,862,193

See notes to financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Statements of Cash Flows

	Year ended December 31, 2006	Inception through December 31, 2005	Inception through December 31, 2006
Cash flows from operating activities
Net income/(loss)	$172,512	$(7,743)	$164,769
Adjustment to reconcile net loss to net cash provided by operating activities:
Stock based compensation	130,632	-	130,632
Depreciation expense	1,619	-	1,619
Increase in prepaid expenses	(7,333)	-	(7,333)
Increase in accrued expenses	177,910	4,096	182,006
Interest earned on cash and cash equivalents, held in trust	(1,332,087)	-	(1,332,087)
Accrued interest on deferred underwriting costs	63,938	-	63,938
Increase in deferred income tax asset	(27,932)	-	(27,932)
Increase in accrued income taxes	118,855	-	118,855
Interest income released from the trust	600,000	-	600,000
Net cash provided by (used in) operating activities	(101,886)	(3,647)	(105,533)

Cash flows from investing activities:
Purchases of investments held in trust	(318,720,208)	-	(318,720,208)
Maturity of investments held in trust	289,998,845	-	289,998,845
Purchase of property and equipment	(6,520)	-	(6,520)
Transaction costs	(58,343)	-	(58,343)
Net cash used in investing activities	(28,786,226)	-	(28,786,226)

Cash flows from financing activities
Gross proceeds from public offering and private placement	30,600,368	-	30,600,368
Offering costs	(873,356)	(166,745)	(1,040,101)
Proceeds from issuance and exercises of options	607	-	607
Proceeds from notes payable, stockholders	-	155,000	155,000
Repayment of notes payable, stockholders	(155,000)	-	(155,000)
Proceeds from sale of common stock to founding stockholders	-	25,000	25,000
Net cash provided by financing activities	29,572,619	13,255	29,585,874

Net increase in cash	684,507	9,608	694,115
Cash, beginning of period	9,608	-	-
Cash, end of period	$694,115	$9,608	$694,115

Supplemental disclosure of cash flow information
Cash paid for interest	$3,177	$-	$3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$1,098,245	$-	$1,098,245
Accrual of costs of public offering	$6,885	$128,000	$6,885
Supplemental schedule of non-cash investing activities:
Accrual of deferred transaction costs	$435,240	$-	$435,240

See notes to financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Consolidated Financial Statements
December 31, 2006

Note 1 - Background, formation and summary of significant accounting policies

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

Of the proceeds from the Offerings, approximately $28.7 million was deposited into a trust account (“Trust Account”) until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account as of December 31, 2006 included approximately $1.4 million total of contingent underwriting compensation, contingent private placement fees and associated interest which will be paid to the underwriters if a business combination is consummated. (See Note 9 for a subsequent event which impacts the underwriters costs.) The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (referred to in this document as the Merger Subsidiary) and ISI entered into a merger agreement pursuant to which the Merger Subsidiary will merge into ISI, and ISI will become a wholly-owned subsidiary of Argyle. Pursuant to the merger agreement, Argyle will pay ISI’s security holders an aggregate of $16,300,000 and 1,180,000 shares of Argyle’s common stock (valued at $8,708,400, based on the closing price of the common stock on February 28, 2007). In the event that ISI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2006 are greater than $4,500,000 and its backlog of orders at February 28, 2007 is greater than $80,000,000 (including inter-company amounts), Argyle will pay the stockholders of ISI an additional $1,900,000. The calculations of EBITDA and the February 28, 2007 backlog will be initially calculated by ISI and such calculations will be presented to Argyle. Argyle will verify the calculations and, if they are not accurate, object to the calculations. Pursuant to the merger agreement, if there is a dispute over the calculation of (i) EBITDA that cannot be resolved between the parties, the parties will engage a third party accountant to resolve the dispute, and (ii) the February 28, 2007 backlog, then ISI and Argyle must negotiate a resolution to the dispute among themselves. The calculation of ISI’s EBITDA is subject to an adjustment of $900,000 relating to certain events that Argyle and ISI agreed should not reduce the EBITDA calculation. Argyle anticipates that the calculation of February 28, 2007 backlog will be finalized in late March or early April 2007. In addition, Argyle will assume approximately $6,000,000 of long term debt (not including capitalized leases) and up to $9,000,000 pursuant to a line of credit (of which approximately $5,000,000 was outstanding as of December 31, 2006).

The Company will proceed with the combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate shares sold in this offering and the private placement exercise their redemption rights. The officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 956,261 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement and any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, these voting agreements will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.50 per share (see Note 9) plus interest earned thereon in the Trust Account, net of taxes payable and $600,000 of interest income which was released from the Trust Account in September, 2006 to fund our working capital. Public Stockholders holding up to 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination. Accordingly, amounts classified as common stock subject to possible redemption of approximately $5.7 million, and the associated deferred interest of approximately $176,000 have been reflected in the accompanying balance sheet.

The Company’s Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering (July 30, 2007), or 24 months from the consummation of the Public Offering (January 30, 2008) if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock owned by them prior to the Public Offering. Accordingly, in the event of such a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

        There is no assurance that the Company will be able to successfully complete a business combination within the time frame discussed above. That factor and the Company's declining cash available outside of the Trust Account raise substantial doubt about the Company's ability to continue as a going concern. To address some of the Company's liquidity needs, the Company's Board of Directors has discussed and preliminarily approved a $300,000 bridge loan from our Co-Chief Executive Officers, directors and consultants. The terms and conditions of the bridge loan have not yet been negotiated and the documentation for the bridge loan has not yet been completed. The Company anticipates that the bridge financing will close in late March or April 2007. Even after considering such proposed financing, the Company anticipates that the costs to consummate the acquisition will greatly exceed its available cash outside of the Trust Account. The Company expects these costs would ultimately be borne by the combined company from the funds held in the Trust Account if the proposed acquisition is completed. If it is not completed, the costs would be subject to the potential indemnification obligations of Argyle's officers and directors of the Trust Account related to expenses incurred for vendors or service providers. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the Trust Account, which could ultimately deplete the Trust Account and reduce a stockholder's current pro rata portion of the Trust Account upon liquidation.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income taxes

Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short term future is more likely than not.

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

 Transaction costs

The Company has capitalized approximately $.5 million related to the ISI acquisition. These costs are primarily composed of attorney and accountants’ fees and bankers’ fees regarding the fairness opinion.

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

Basis of presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, ISI Security Group, Inc. All significant intercompany transactions are eliminated in the consolidation process.

Note 2 - Offerings

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

Private Placement

On January 24, 2006, the Company sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Note 3 - Notes Payable to Stockholders

In 2005, the Company issued unsecured promissory notes to the officers of the Company totaling $155,000. The Notes had an interest rate of 4% per annum and were paid in full with proceeds from the Public Offering, including aggregate interest of $3,177.

Note 4 - Stockholders' Equity and Stock-Based Compensation

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

On January 30, 2006 the underwriters exercised the over allotment option in the amount of 75,046 units. On February 1, 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507. The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006 using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

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

As of December 31, 2006, no officer or director of the Company holds options to purchase the Company’s securities.

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

The Company has engaged Rodman & Renshaw, LLC (the "Representative"), on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the Representative for bona fide services rendered a commission equal to 5% of the exercise price, if the exercise was solicited by the Representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the Representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the Representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangements to pay the commission are not disclosed to warrant holders at the time of exercise.

Note 5 - Common stock reserved for issuance

As of December 31, 2006, 3,825,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above.

Note 6 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

Note 7 - Income Taxes

Significant components of our deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005
Net Operating Losses	-	922
Stock-Based Compensation	44,415	-
Other - net	(16,483)	1,711
Subtotal	27,932	2,633
Deferred tax asset valuation allowance	-	(2,633)
Net deferred tax assets	27,932	-

The components of income tax expense for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Federal:
Current	118,855	-
Deferred - net	(27,932)	-
Total	90,923	-

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Taxes computed at federal statutory rate	89,568	(2,633)
Increases (decreases) in income taxes resulting from:
Change in valuation allowance	(2,633)	2,633
Other	3,988
Total	90,923	-

The change in the valuation allowance for 2006 is the result of the utilization of the 2005 net operating loss.

Note 8 - Office lease

    The Company expensed approximately $61,000 in connection with its office lease during 2006. The lease was extended in January 2007 for six months and currently expires in July 2007.

Note 9 - Subsequent Events (Unaudited)

On February 27, 2007, the Company’s Board of Directors discussed and preliminarily approved a $300,000 bridge loan from our Co-Chief Executive Officers, directors and consultants.  The terms and conditions of the bridge loan have not yet been negotiated and the documentation for the bridge loan has not yet been completed.  The Company anticipates that this bridge financing will close in late March or April 2007.

On March 14, 2007, the underwriters from the Company's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respsect to any shares of common stock that are redeemed in connection with the proposed acquisition. As a result of the agreement, the redemption price of our common stock, without considering interest earned in the trust, taxes payable and the $600,000 of interest released to the Company for working capital, increased by $.36 per share to $7.50 per share, and the amount of common stock subject to possible redemption increased by approximately $.3 million to approximately $5.7 million. Additionally, the deferred underwriting cost liability was reduced by approximately $.3 million.

Note 10 - Quarterly Financial Data (Unaudited)

The unaudited consolidated results of operations by quarter are summarized below:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income /(loss)	$(104,682)	$73,700	$102,047	101,447

Net income /(loss) allocable to holders of non-redeemable common stock	(148,041)	3,105	63,060	78,641

Net income /(loss) per share — basic and diluted	(0.03)	0.02	0.02	0.02

Net income /(loss) per share exclusive of shares and related interest subject to possible redemption — basic and diluted	(0.05)	0.00	0.02	0.02

	Inception (June 22, 2005) through December 31, 2005
	Second Quarter	Third Quarter	Fourth Quarter
Net loss	$(88)	$(4,449)	$(3,206)

Net loss per share — basic and diluted	(0.00)	(0.00)	(0.00)