Form 10-Q
period 2007-03-31
Argyle Security Acquisition CORP
filed 2007-05-15
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 4,781,307 shares of the Registrant’s common stock issued and outstanding as of May 8, 2007.

Argyle Security Acquisition Corporation Index to Form 10-Q

Part I.	Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Item 4T. Controls and Procedures

Part II.	Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$122,990	$694,115
Cash and cash equivalents, held in trust	29,715,406	29,453,449
Prepaid expenses	73,333	7,333
Total current assets	29,911,729	30,154,897
Property and equipment, net	4,358	4,901
Deferred income taxes	5,677	27,932
Deferred transaction costs	673,465	493,583
Other assets	5,630	-
Total assets	$30,600,859	$30,681,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$590,898	$624,129
Deferred underwriting costs	1,176,921	1,162,183
Accrued income taxes	5,064	118,855
Total current liabilities	1,772,883	1,905,167

Common stock, subject to possible redemption - 764,627 shares at $7.50 per share	5,738,206	5,738,206
Deferred interest attributable to common stock subject to possible redemption (net of taxes)	225,911	175,747

Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at March 31, 2007 and December 31, 2006 (including 764,627 shares of common stock subject to possible redemption)	478	478
Additional paid-in capital	22,646,782	22,696,946
Retained earnings during the development stage	216,599	164,769
Total stockholders’ equity	22,863,859	22,862,193

Total liabilities and stockholders’ equity	$30,600,859	$30,681,313

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statements of Operations

			For the period
			from June 22,
	Three MonthsEnded		2005 (inception)
			through March 31,
	March 31, 2007	March 31, 2006	2007
Operating expenses	$290,703	$321,706	$1,322,936

Other income and expense
Bank interest	3,778	586	24,020
Interest on cash and cash equivalents held in trust	380,811	216,904	1,712,898
Interest expense	(14,737)	(466)	(79,141)
Total other income and expense	369,852	217,024	1,657,777

Income/(loss) before provision for income taxes	79,149	(104,682)	334,841
Provision for income taxes	27,319	-	118,242

Net income/(loss)	51,830	(104,682)	216,599

Deferred interest attributable to common stock subject to possible redemption (net of taxes)	50,164	43,359	225,911

Net income/(loss) allocable to holders of non-redeemable common stock	$1,666	$(148,041)	$(9,312)

Net income/(loss) per share - basic and diluted	$0.01	$(0.03)	$0.06

Weighted average number of shares outstanding - basic and diluted	4,781,307	3,550,663	3,465,547

Net income/(loss) per share exclusive of shares and related interest subject to possible redemption - basic and diluted	$0.00	$(0.05)	$(0.00)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption -- basic and diluted	4,016,680	3,032,416	2,962,875

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity

				Retained
				Earnings
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988		1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638		29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360		600,368
Proceeds from issuance of option to underwriters			100		100
Expenses of offerings			(2,145,230)		(2,145,230)
Less: Proceeds subject to possible redemption of
764,627 shares and associated deferred interest			(5,913,953)		(5,913,953)
Stock based compensation			130,632		130,632
Officer and director option exercise	18,761	2	505		507
Net income				172,512	172,512
Balances, at December 31, 2006	4,781,307	$478	22,696,946	164,769	22,862,193
Increase in deferred interest attributable to common stock subject to possible redemption (net of taxes)			(50,164)		(50,164)
Net income				51,830	51,830
Balances, at March 31, 2007	4,781,307	$478	$22,646,782	$216,599	$22,863,859

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statement of Cash Flows

	Three Months Ended		For the period from June 22, 2005 (inception) through March 31,
	March 31, 2007	March 31, 2006	2007

Cash flows from operating activities
Net income/(loss)	$51,830	$(104,682)	$216,599

Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	130,632	130,632
Depreciation expense	543	-	2,162
Increase in prepaid expenses	(66,000)	(75,833)	(73,333)
Increase/(decrease) in accrued expenses	(46,140)	59,032	135,867
Interest earned on cash and cash equivalents, held in trust	(380,811)	(216,904)	(1,712,898)
Accrued interest on deferred underwriting costs	14,737	-	78,675
(Increase)/decrease in deferred income tax asset	22,255	-	(5,677)
Increase/(decrease) in accrued income taxes	(113,790)	-	5,064
Interest income released from the trust	-	-	600,000
Tax payment released from the trust	118,854	-	118,854
Net cash used in operating activities	(398,522)	(207,755)	(504,055)

Cash flows from investing activities:
Purchases of investments held in trust	(70,374,678)	(89,100,875)	(389,094,886)
Maturity of investments held in trust	70,374,678	60,379,512	360,373,523
Purchase of property and equipment	-	(6,106)	(6,520)
Transaction costs	(160,088)	-	(218,431)
Increase in other assets	(5,630)	-	(5,630)
Net cash used in investing activities	(165,718)	(28,727,469)	(28,951,944)

Cash flows from financing activities
Gross proceeds from public offering and private placement	-	30,600,368	30,600,368
Offering costs	(6,885)	(866,003)	(1,046,986)
Proceeds from issuance and exercises of options	-	607	607
Repayment of notes payable, stockholders	-	(155,000)	(155,000)
Proceeds from notes payable, stockholders	-	-	155,000
Proceeds from sale of common stock to founding stockholders	-	-	25,000
Net cash provided by/(used in) financing activities	(6,885)	29,579,972	29,578,989

Net increase/(decrease) in cash	(571,125)	644,748	122,990
Cash, beginning of period	694,115	9,608	-
Cash, end of period	$122,990	$654,356	$122,990

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3,177	$3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$-	$1,377,017	$1,098,245
Supplemental schedule of non-cash investing activities:
Accrual of deferred transaction costs	$173,950	$-	$455,034

See notes to unaudited financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Note 1 - Basis of Presentation

The financial statements of Argyle Security Acquisition Corporation (the “Company” or “Argyle”) as of March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the period from June 22, 2005 (inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The audited balance sheet as of December 31, 2006 does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

Note 2 - Background, formation and summary of significant accounting policies

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

Of the proceeds from the Offerings, approximately $28.7 million was deposited into a trust account (“Trust Account”) until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes up to approximately $1.4 million of contingent underwriting compensation, contingent private placement fees and associated interest which will be paid to the underwriters if a business combination is consummated. (See Note 8 regarding an agreement which impacts the underwriters costs.) The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (Merger Subsidiary) and ISI Detention Contracting Group, Inc. (ISI) entered into a merger agreement pursuant to which the Merger Subsidiary will merge into ISI, and ISI will become a wholly-owned subsidiary of Argyle. Pursuant to the merger agreement, Argyle will pay ISI’s security holders an aggregate merger consideration of $38.7 million, consisting of $18,200,000 and 1,180,000 shares of Argyle’s common stock (valued at approximately $8.8 million, based on the closing price of the common stock on April 16, 2007) and the assumption of approximately $6.0 million of long-term debt and up to $9,000,000 that may be outstanding pursuant to a revolving credit line, of which approximately $5.7 million was outstanding as of April 16, 2007.

The Company will proceed with the combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate shares sold in this offering and the private placement exercise their redemption rights (as described below). The officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 956,261 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement and any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, these voting agreements will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.50 per share (see Note 8) plus interest earned thereon in the trust account, net of taxes payable and $600,000 of interest income which was released from the trust account in September 2006 to fund our working capital. Public Stockholders holding up to 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination. Accordingly, amounts classified as common stock subject to possible redemption of approximately $5.7 million, and the associated deferred interest of approximately $226,000 have been reflected in the accompanying balance sheet.

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

        There is no assurance that the Company will be able to successfully complete a business combination within the time frame discussed above. That factor and the Company's declining cash available outside of the trust account raise substantial doubt about the Company's ability to continue as a going concern. To address some of its liquidity needs, in April 2007, the Company entered into a $300,000 bridge loan with its Co-Chief Executive Officers, directors and certain consultants. (See Note 9.) Even after considering such financing, the Company anticipates that the costs to consummate the acquisition will greatly exceed its available cash outside of the trust account. The Company expects these costs would ultimately be borne by the combined company from the funds held in the trust account if the proposed acquisition is completed. If it is not completed, the costs would be subject to the potential indemnification obligations of Argyle's officers and directors of the trust account related to expenses incurred for vendors or service providers. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust account, which could ultimately deplete the trust account and reduce a stockholder's current pro rata portion of the trust account upon liquidation.

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

We adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.

 Transaction costs

The Company has capitalized approximately $.7 million related to the ISI acquisition. These costs are primarily composed of attorney and accountants’ fees and bankers’ fees regarding the fairness opinion.

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

Note 5 - Stockholders' Equity and Stock-Based Compensation

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

On January 30, 2006 the underwriters exercised a portion of the over-allotment option in the amount of 75,046 units. On February 1, 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507 (or $0.027 per share). The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006, using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

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

As of March 31, 2007, no officer or director of the Company holds options to purchase the Company’s securities.

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

The Company sold to the underwriters for $100, options to purchase up to an aggregate of 187,500 units. The units issuable upon exercise of these options are identical to those sold in the Public Offering. These options will be exercisable at $8.80 per unit commencing on the later of the consummation of a business combination or one year from January 24, 2006, and expiring January 24, 2011. The options to purchase the 187,500 units and the Securities underlying such units have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules. Additionally, these options may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following January 24, 2006. However, these options may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

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

Note 6 - Common stock reserved for issuance

As of March 31, 2007, 3,825,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above.

Note 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

Note 8 - Agreement with Underwriters

On March 14, 2007, the underwriters from the Company's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. As a result of the agreement, the redemption price of our common stock, without considering interest earned in the trust, taxes payable and the $600,000 of interest released to the Company for working capital, increased by $.36 per share to $7.50 per share, and the amount of common stock subject to possible redemption increased by approximately $.3 million to approximately $5.7 million. Additionally, the deferred underwriting cost liability was reduced by approximately $.3 million.

Note 9 - Subsequent Event

On April 16, 2007, Argyle’s officers and directors, an affiliate of Bob Marbut, Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $300,000 and in exchange received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. Pursuant to the agreement, the holders of the warrants may not exercise or transfer the warrants until Argyle consummates a business combination and were granted demand and piggy-back registration rights with respect to the shares of common stock underlying the warrants. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The promissory notes bear interest at a rate of 4% per year and are repayable 30 days after Argyle consummates a business combination.

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

If the merger is consummated, Argyle will pay ISI’s security holders an aggregate of $18,200,000 and 1,180,000 shares of Argyle’s common stock (valued at approximately $8.8 million, based on the closing price of the common stock on April 16, 2007). In addition, Argyle will assume approximately $6,000,000 of long term debt (not including capitalized leases) and up to $9,000,000 pursuant to a line of credit (of which approximately $5.7 million was outstanding as of April 16, 2007). The total aggregate merger considerations is approximately $38.7 million. The merger agreement contains representations and warranties by Argyle and ISI and representations and warranties to be made by ISI’s stockholders upon closing of the merger. ISI also makes certain covenants relating to the conduct of its business between the time the merger agreement was signed and the consummation of the merger, including that it will not take certain actions without the permission of Argyle and that Argyle will have access to ISI’s records. The parties to the merger agreement also make covenants relating to confidentiality, non-solicitation and non-competition. In addition, after the consummation of the merger, Argyle has agreed to file a registration statement for the resale of the shares issued by Argyle in connection with the merger. The closing of the merger is subject to certain conditions, including the approval of the merger and the equity incentive plan described in the proxy statement by Argyle’s stockholders.

Pursuant to our certificate of incorporation, the merger is subject to the approval of our stockholders. Argyle has filed a preliminary proxy statement with the SEC relating to the merger.

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

Argyle purchases U.S. Treasury Bills and money market investments and holds these investments to maturity. The investments are recorded at market value which approximates their carrying amount and includes accrued interest.

Argyle must seek stockholder approval to effect any  business combination. Argyle will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, and public stockholders owning less than 20% of the shares sold in the offering exercise their redemption rights and vote against the business combniation. Public stockholders voting against the combination may demand that Argyle redeem his or her shares at a redemption price of $7.50 per share plus interest earned thereon in the trust account, net of taxes payable and $600,000 of interest income which was released from the trust account in September 2006 , if an acquisition is consummated. Accordingly, Argyle has classified the contingent shares at $7.50 and related deferred interest outside of permanent equity and liabilities in the mezzanine area on the balance sheet.

Results of Operations

Argyle’s trust account earned interest of $380,811 for the three months ended March 31, 2007 as compared to $216,904 for the first quarter of 2006. The increase in interest income was due to the trust not being funded until the closing of our initial public offering at the end of January 2006 and increased investment returns.

Overall, for the quarter ended March 31, 2007, Argyle incurred $164,484 of consulting and professional fees, $35,003 of franchise tax, $22,000 of insurance expense, $16,552 of rent expense, $24,020 of investor relations expense and other operating costs of $28,644. For the quarter ended March 31, 2006, Argyle incurred $112,824 of consulting and professional fees, $130,632 of stock compensation expense, $27,949 of franchise taxes, $14,667 of insurance expense, $10,808 of rent expense and other operating costs of $24,826.

The 46% increase in consulting and professional fees was primarily the result of higher audit fees in the first quarter of 2007 and, to a lesser extent, higher accounting and legal fees.

Franchise tax expense increased 25% in the first quarter of 2007 as compared to the same period in 2006 as the Company expects to pay a larger annual amount for 2007.

Insurance expense increased 50% in the first quarter of 2007 as compared to the same period in 2006 as the Company’s directors’ and officers’ insurance policy was only effective for two months of the first quarter in 2006. Similarly, rent expense increased 53% in the first quarter of 2007 as the Company’s lease was effective for only two months of the first quarter of 2006.

In late 2006, the Company retained an investor relations firm, which received the fee indicated above in the first quarter of 2007.

On February 1, 2006, Argyle’s officers and directors exercised options and purchased 18,761 shares of common stock for an aggregate cost of $507. The compensation cost associated with these options of $130,632 was recorded in the first quarter of 2006 and was computed using the Black-Scholes pricing model.

The provisions for tax in the first quarter of 2007 is a result of the net income earned in the quarter.

Liquidity and Capital Resources

On January 24, 2006, Argyle completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $0.9 million. On January 30, 2006, Argyle consummated its initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from Argyle one share of Argyle’s common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expiring January 24, 2011. Argyle’s common stock and warrants started trading separately as of March 2, 2006.

The net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for Argyle’s benefit. Except for reimbursement of taxes payable and $600,000 in interest from the trust account that was released to Argyle in September 2006 for working capital, Argyle will not be able to access the amounts held in the trust until it consummates a business combination. The approximate $29.7 million held in trust as of March 31, 2007 includes up to approximately $1.4 million of underwriters' and placement agent’s compensation and related interest from Argyle’s private placement and initial public offering that will be paid to the underwriters and placement agent only in the event of a business combination. On March 14, 2007, the underwriters from Argyle's initial public offering agreed to forfeit any and all rights or claims to a prorata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition. As a result, the deferred underwriting and offering costs have been reduced by approximately $0.3 million, and common stock subject to possible redemption has been increased by $0.3 million. The trust account earned interest income of approximately $0.4 million during the quarter ended March 31, 2007. The amounts held outside of the trust account are available to be used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2007, Argyle had approximately $0.1 million outside the trust account to fund its working capital requirements.

Argyle expects to use up to approximately $20.5 million (including Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI. After paying off any expenses relating to the identification and evaluation of prospective acquisition candidates, the structuring, negotiation and consummation of the business combination and paying for the redemption of the stock of any of Argyle’s stockholders who choose to exercise their redemption rights, any residual proceeds from Argyle’s initial public offering will be used by Argyle as working capital.

Argyle anticipates that it will incur total transaction costs of approximately $1.3 million. Such costs do not include transaction costs of approximately $1.0 million to be incurred by ISI (related primarily to anticipated attorney, brokerage and accounting fees) which Argyle will not be obligated to pay in the event a business combination is not consummated. Of the $1.3 million of Argyle-anticipated transaction costs, approximately $0.4 million relate to certain Giuliani Capital Advisors’ advisory fees which are contingent upon the closing of the transaction. Approximately $0.7 million of the $0.9 million in non-contingent anticipated costs had been incurred and recorded as of March 31, 2007. The $0.9 million primarily relates to Loeb and Loeb legal expenses, fees for Giuliani Capital Advisors’ fairness opinion, accountants and valuation consultants’ fees, roadshow expenses, printer fees and other miscellaneous expenses. Argyle’s cash outside the trust and accrued expenses as of March 31, 2007 was approximately $0.1 million and $0.6 million, respectively. Argyle expects to incur the remaining anticipated non-contingent transaction costs of $0.2 million during the second quarter of 2007. Additionally, recurring monthly operating expenses of approximately $75,000 per month will continue to accrue after March 31, 2007. In January 2007, Argyle renewed its directors and officers’ insurance policy, incurring a premium of $88,000.

On April 16, 2007, Argyle’s officers and directors, an affiliate of Bob Marbut, Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $300,000 and in exchange received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. Pursuant to the agreement, the holders of the warrants may not exercise or transfer the warrants until Argyle consummates a business combination and were granted demand and piggy-back registration rights with respect to the shares of common stock underlying the warrants. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The promissory notes bear interest at a rate of 4% per year and are repayable 30 days after Argyle consummates a business combination.

Argyle anticipates that the costs to consummate the acquisition will greatly exceed its available cash outside of the trust, even after the financing discussed above. Argyle has not sought and does not anticipate seeking any fee deferrals. Argyle expects these costs would ultimately be borne by the combined company from the funds held in trust if the proposed ISI acquisition is completed. If the acquisition is not completed, the costs would be subject to the potential indemnification obligations of Argyle’s officers and directors to the trust account related to expenses incurred for vendors or service providers. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust account, which could ultimately deplete the trust account and reduce a stockholder’s current pro rata portion of the trust account upon liquidation.

Upon going public in late January 2006, Argyle has focused its attention on the search for a target business in the security industry. The expenses related to this effort are primarily comprised of certain monthly consulting fees paid to parties identified below for the research and investigation of potential target companies, and professional fees and travel expenses associated with targets that are no longer being pursued. Argyle has recorded these expenses as either part of the disclosed consulting and professional fees, or as travel expenses which are classified as other operating costs. The costs directly associated with the ISI acquisition, excluding the recurring monthly consulting fees which are expensed, have been capitalized as transaction costs. Two of Argyle’s consultants work exclusively on the research, investigation and targeting of security companies for potential future acquisitions, while one of the other consultants spends approximately one-half of his time on acquisitions. Argyle believes that the amounts recorded as expenses associated with its search during 2006 and the first quarter of 2007 were approximately $0.25 million. Additionally, transaction costs associated with the ISI acquisition of approximately $0.7 million have been capitalized as of March 31, 2007, and approximately $0.2 million of additional noncontingent transaction costs associated with the ISI acquisition are anticipated.

From January 1, 2006 to March 31, 2007, Argyle has incurred total operating expenses of approximately $1.3 million and transaction costs which have been capitalized of approximately $0.7 million. This total of approximately $2.0 million is greater than the total of $1,370,000 disclosed as being available to the Company after its initial public offering in its Registration Statement on Form S-1 relating to the initial public offering. This approximate $0.6 million difference is primarily attributable to the following: approximately $0.2 million of franchise taxes, $0.13 million of non-cash stock compensation expense, a fairness opinion fee of $0.2 million and various expenses, primarily legal and accounting, which were greater than those estimated in the Form S-1. Argyle expects to incur an additional estimated $0.2 million in non-contingent transaction costs (primarily legal and accounting feees) as well as its recurring monthly expenses until the merger is consummated.

Argyle’s accrued expenses, as of March 31, 2007, which includes accruals of approximately $455,000 for deferred acquisition costs, totaled $590,898. The amount is primarily comprised of an accrual to the state of Delaware for franchise taxes in the amount of approximately $35,000 and accruals for professional fees, associated with attorneys, accountants and bankers and related expenses of approximately $540,000.

Assuming the completion of the ISI acquisition, Argyle will assume approximately $6.0 million in long-term debt, in addition to the $9.0 million ISI line of credit which had an outstanding balance of approximately $5.7 million as of April 16, 2007. Argyle anticipates that the $6.0 million in long-term debt will be due eighteen months after completion of the acquisition and that there will be no prepayment penalties. The line of credit matures in October 2008 with interest payable quarterly and is secured by certain tangible and intangible assets. The line of credit agreement contains certain financial covenants as well as restrictive and affirmative convenants. Additionally, Argyle will assume the capital lease obligation related to ISI’s offices in San Antonio, Texas, which had a balance of approximately $2.1 million as of March 31, 2007. At closing, Argyle will pay certain ISI obligations totaling approximately $2.0 million as of March 31, 2007, relating to ISI*MCS and notes payable to ISI shareholders. Argyle will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

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

Presently, Argyle is utilizing four consultants on a monthly basis. Alan Wachtel and Graham Wallis perform research and investigation of target companies in the security industry and assist in the performance of due diligence on potential acquisition candidates for potential future acquisitions. Cindy Kittrell is the office manager and performs associated administrative functions. Mark Mellin is a financial consultant who assists Argyle in its SEC reporting responsibilities, accounting matters and also assists in the investigation and due diligence of potential acquisition candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of March 31, 2007, we have not consummated a business combination, and until such time we will not engage in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1(1)	Warrant to Purchase Common Stock between the Company and Wesley Clark
4.2(1)	Warrant to Purchase Common Stock between the Company and John J. Smith
4.3(1)	Warrant to Purchase Common Stock between the Company and Bob Marbut
4.4(1)	Warrant to Purchase Common Stock between the Company and Ron Chaimovski
4.5(1)	Warrant to Purchase Common Stock between the Company and Graham Wallis
4.6(1)	Warrant to Purchase Common Stock between the Company and Alan Wachtel
4.7(1)	Warrant to Purchase Common Stock between the Company and Argyle Global Opportunities, L.P.
10.1(1)	Note and Warrant Acquisition Agreement between the Company and Wesley Clark
10.2(1)	Note and Warrant Acquisition Agreement between the Company and John J. Smith
10.3(1)	Note and Warrant Acquisition Agreement between the Company and Bob Marbut
10.4(1)	Note and Warrant Acquisition Agreement between the Company and Ron Chaimovski

10.5(1)	Note and Warrant Acquisition Agreement between the Company and Graham Wallis
10.6(1)	Note and Warrant Acquisition Agreement between the Company and Alan Wachtel
10.7(1)	Note and Warrant Acquisition Agreement between the Company and Argyle Global Opportunities, L.P.
10.8(1)	Note made by the Company in favor of Wesley Clark
10.9(1)	Note made by the Company in favor of John J. Smith
10.10(1)	Note made by the Company in favor of Bob Marbut
10.11(1)	Note made by the Company in favor of Ron Chaimovski
10.12(1)	Note made by the Company in favor of Graham Wallis
10.13(1)	Note made by the Company in favor of Alan Wachtel
10.14(1)	Note made by the Company in favor of Argyle Global Opportunities, L.P.
10.15(2)	Letter Agreement between Argyle Security Acquisition Corporation, Rodman & Renshaw, LLC and I-Bankers Securities, Inc.
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
_________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY ACQUISITION CORPORATION

May 15, 2007	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Accounting and Financial Officer)

May 15, 2007	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Description

4.1(1)	Warrant to Purchase Common Stock between the Company and Wesley Clark
4.2(1)	Warrant to Purchase Common Stock between the Company and John J. Smith
4.3(1)	Warrant to Purchase Common Stock between the Company and Bob Marbut
4.4(1)	Warrant to Purchase Common Stock between the Company and Ron Chaimovski
4.5(1)	Warrant to Purchase Common Stock between the Company and Graham Wallis
4.6(1)	Warrant to Purchase Common Stock between the Company and Alan Wachtel
4.7(1)	Warrant to Purchase Common Stock between the Company and Argyle Global Opportunities, L.P.
10.1(1)	Note and Warrant Acquisition Agreement between the Company and Wesley Clark
10.2(1)	Note and Warrant Acquisition Agreement between the Company and John J. Smith
10.3(1)	Note and Warrant Acquisition Agreement between the Company and Bob Marbut
10.4(1)	Note and Warrant Acquisition Agreement between the Company and Ron Chaimovski
10.5(1)	Note and Warrant Acquisition Agreement between the Company and Graham Wallis
10.6(1)	Note and Warrant Acquisition Agreement between the Company and Alan Wachtel
10.7(1)	Note and Warrant Acquisition Agreement between the Company and Argyle Global Opportunities, L.P.
10.8(1)	Note made by the Company in favor of Wesley Clark
10.9(1)	Note made by the Company in favor of John J. Smith
10.10(1)	Note made by the Company in favor of Bob Marbut
10.11(1)	Note made by the Company in favor of Ron Chaimovski
10.12(1)	Note made by the Company in favor of Graham Wallis
10.13(1)	Note made by the Company in favor of Alan Wachtel
10.14(1)	Note made by the Company in favor of Argyle Global Opportunities, L.P.
10.15(2)	Letter Agreement between Argyle Security Acquisition Corporation, Rodman & Renshaw, LLC and I-Bankers Securities, Inc.
31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
_________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 14, 2007