Form 10-Q
period 2007-06-30
Argyle Security Acquisition CORP
filed 2007-08-14
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 000-51639

Argyle Security, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3101079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Concord Plaza Suite 700 San Antonio, TX 78216
(Address of Principal Executive Offices including Zip Code)

(210) 828-1700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 5,961,307 shares of the Registrant’s common stock issued and outstanding as of August 14, 2007.

Argyle Security, Inc. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Argyle Security Acquisition Corporation
(a development stage company)

Consolidated Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$58,392	$694,115
Cash and cash equivalents, held in trust	30,072,533	29,453,449
Prepaid expenses	51,333	7,333
Total current assets	30,182,258	30,154,897
Property and equipment, net	3,815	4,901
Deferred income taxes	13,341	27,932
Deferred transaction costs	790,779	493,583
Other assets	15,970	-
Total assets	$31,006,163	$30,681,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$560,967	$624,129
Deferred underwriting costs	1,191,902	1,162,183
Notes and accrued interest payable to related parties (net of deferred financing costs of $28,075)	274,390	-
Accrued income taxes	8,364	118,855
Total current liabilities	2,035,623	1,905,167

Common stock, subject to possible redemption - 764,627 shares at $7.50 per share	5,738,206	5,738,206
Deferred interest attributable to common stock subject to possible redemption (net of taxes)	276,906	175,747

Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock—$.0001 par value; 89,000,000 shares authorized; issued and outstanding: 4,781,307 at June 30, 2007 and December 31, 2006 (including 764,627 shares of common stock subject to possible redemption)	478	478
Additional paid-in capital	22,688,787	22,696,946
Retained earnings during the development stage	266,163	164,769
Total stockholders’ equity	22,955,428	22,862,193

Total liabilities and stockholders’ equity	$31,006,163	$30,681,313

See notes to unaudited consolidated financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statements of Operations

					For the period
	Three	Three	Six	Six	from June 22,
	Months	Months	Months	Months	2005 (inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Operating expenses	$229,616	$257,743	$520,320	$579,449	$1,552,552

Other income and expense
Bank interest	$60	$5,650	$3,838	$6,236	$24,080
Interest on cash and cash equivalents held in trust	387,127	353,155	767,938	570,059	2,100,024
Interest expense	(82,371)	(27,362)	(97,108)	(27,828)	(161,512)
Total other income and expense	304,816	331,443	674,668	548,467	1,962,592

Income/(loss) before provision for income taxes	75,200	73,700	154,348	(30,982)	410,040
Provision for income taxes	25,635	-	52,954	-	143,877

Net income/(loss)	$49,565	$73,700	$101,394	$(30,982)	$266,163

Deferred interest attributable to common stock subject to possible redemption (net of taxes)	50,996	70,595	101,159	113,954	276,906

Net income/(loss) allocable to holders of non-redeemable common stock	$(1,431)	$3,105	$235	$(144,936)	$(10,743)

Net income/(loss) per share - basic and diluted	$0.01	$0.02	$0.02	$(0.01)	$0.07

Weighted average number of shares outstanding - basic and diluted	4,781,307	4,781,307	4,781,307	4,169,385	3,661,448

Net income/(loss) per share exclusive of shares and related interest subject to possible redemption - basic and diluted	$0.00	$0.00	$0.00	$(0.04)	$0.00

Weighted average number of shares outstanding exclusive of shares subject to possible redemption -- basic and diluted	4,016,680	4,016,680	4,016,680	3,527,267	3,119,578

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statements of Stockholders’ Equity

				Retained
				Earnings
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Stock issuance on June 23, 2005 at $.027	937,500	$94	$24,906		$25,000
Net loss				$(7,743)	(7,743)
Balances, at December 31, 2005	937,500	$94	$24,906	$(7,743)	$17,257
Stock issuance on January 24, 2006 at $8	125,000	12	999,988		1,000,000
Stock issuance on January 30, 2006 at $8	3,625,000	362	28,999,638		29,000,000
Stock issuance on January 30, 2006 at $8	75,046	8	600,360		600,368
Proceeds from issuance of option to underwriters			100		100
Expenses of offerings			(2,145,230)		(2,145,230)
Less: Proceeds subject to possible redemption of 764,627 shares and associated deferred interest			(5,913,953)		(5,913,953)

Stock based compensation			130,632		130,632
Officer and director option exercise	18,761	2	505		507
Net income				172,512	172,512
Balances, at December 31, 2006	4,781,307	$478	$22,696,946	$164,769	$22,862,193
Increase in deferred interest attributable to common stock subject to possible redemption (net of taxes)			(101,159)		(101,159)
Deferred financing costs - warrants			93,000		93,000
Net income				101,394	101,394
Balances, at June 30, 2007	4,781,307	$478	$22,688,787	$266,163	$22,955,428

See notes to unaudited consolidated financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Unaudited Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	For the period from June 22, 2005 (inception) through June 30, 2007

Cash flows from operating activities
Net income/(loss)	$101,394	$(30,982)	$266,163

Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	$-	$130,632	$130,632
Amortization of deferred financing costs	64,925	-	64,925
Depreciation expense	1,086	532	2,705
Increase in prepaid expenses	(44,000)	(51,334)	(51,333)
Increase/(decrease) in accrued expenses	(80,462)	114,253	101,545
Interest earned on cash and cash equivalents, held in trust	(767,938)	(570,059)	(2,100,025)
Accrued interest on deferred underwriting costs	29,718	27,362	93,656
(Increase)/decrease in deferred income tax asset	14,591	-	(13,341)
Increase/(decrease) in accrued income taxes	(110,491)	-	8,363
Interest income released from the trust	-	-	600,000
Tax payment released from the trust	148,854	-	148,854
Net cash used in operating activities	$(642,323)	$(379,596)	$(747,856)

Cash flows from investing activities:
Purchases of investments held in trust	$(141,256,218)	$(178,921,809)	$(459,976,426)
Maturity of investments held in trust	141,256,218	150,200,446	431,255,063
Purchase of property and equipment	-	(6,520)	(6,520)
Transaction costs	(270,545)	-	(328,888)
Increase in other assets	(15,970)	-	(15,970)
Net cash used in investing activities	$(286,515)	$(28,727,883)	$(29,072,741)

Cash flows from financing activities
Gross proceeds from public offering and private placement	$-	$30,600,368	$30,600,368
Offering costs	(6,885)	(873,356)	(1,046,986)
Proceeds from issuance and exercises of options	-	607	607
Repayment of notes payable, stockholders	-	(155,000)	(155,000)
Proceeds from notes payable & warrants, stockholders	300,000	-	455,000
Proceeds from sale of common stock to founding stockholders	-	-	25,000
Net cash provided by/(used in) financing activities	$293,115	$29,572,619	$29,878,989

Net increase/(decrease) in cash	(635,723)	465,140	58,392
Cash, beginning of period	694,115	9,608	-
Cash, end of period	$58,392	$474,748	$58,392

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3,177	$3,177
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting costs	$-	$1,377,017	$1,098,245
Issuance of warrants associated with notes to related parties	$93,000	$-	$-
Supplemental schedule of non-cash investing activities:
Accrual of deferred transaction costs	$93,186	$-	$461,890

See notes to unaudited consolidated financial statements

Argyle Security Acquisition Corporation
(a development stage company)

Notes to Unaudited Consolidated Financial Statements
June 30, 2007

Note 1 - Basis of presentation

The consolidated financial statements of Argyle Security Acquisition Corporation (the “Company” or “Argyle”) as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, respectively, and for the period from June 22, 2005 (inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The audited balance sheet as of December 31, 2006 does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

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

Note 2 - Background, formation and summary of significant accounting policies

The Company was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the security industry. As of June 30, 2007, Argyle’s efforts have been limited to organizational activities, completion of its initial public offering and the evaluation of possible business combinations. Argyle does not currently have any operations.

The Company completed a private placement (the “Private Placement”) in January 2006 and received net proceeds of approximately $0.9 million. Also in January 2006, the registration statement for the Company’s initial public offering (“Public Offering”) was declared effective, and the net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts that may be released to Argyle for the payment of taxes, Argyle is not be able to access the amounts held in the trust until it consummates a business combination.

As of June 30, 2007, the trust account also contains $1.4 million of deferred compensation for Argyle’s underwriters related to its initial public offering which will be paid to them only in the event of a business combination. On March 14, 2007, the underwriters from Argyle's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition (see Note 8). The amounts held outside of the trust account are being used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. In connection with the initial public offering and the private placement, Argyle’s officers and directors placed all the shares owned by them before the private placement and the initial public offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009. See Note 9 for subsequent event update.

In December 2006, and as amended in June 2007 and July 2007, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (Merger Subsidiary) and ISI Detention Contracting Group, Inc. (ISI) entered into a merger agreement pursuant to which the Merger Subsidiary will merge into ISI, and ISI will become a wholly-owned subsidiary of Argyle. Pursuant to the merger agreement, Argyle will pay or issue to ISI’s security holders an aggregate merger consideration of $46.5 million, consisting of $18.6 million, 1,180,000 shares of Argyle’s common stock (valued at approximately $9.2 million based on the closing price of the common stock on June 25, 2007) and unsecured promissory notes in the aggregate amount of $1.9 million, bearing interest at a rate of 5% per year, convertible into Argyle’s common stock at a conversion price of $10 per share, and the assumption of approximately $6.0 million of long-term debt, approximately $7.6 million outstanding pursuant to a $9.0 million line of credit, $2.1 million of capitalized leases as of March 31, 2007, approximately $1.0 million of transaction costs, and up to $2.0 million ($1.9 million as of March 31, 2007) which will be paid to a company owned by ISI’s Chief Executive Officer and President.

The Company will proceed with the combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate shares sold in the Public Offering and the Private Placement exercise their redemption rights (as described below). The officers and directors of the Company (“Initial Stockholders”) have agreed to vote their 956,261 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the 125,000 shares of common stock included in the units they purchased in the Private Placement and any shares they acquired in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, these voting agreements will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.50 per share (see Note 8) plus interest earned thereon in the trust account, net of taxes payable, $.6 million of interest income which was released from the trust account in September 2006 to fund the Company's working capital, and amounts owed to the underwriter for the private placement (approximately $.05 million plus interest) . Public Stockholders holding up to 19.99% of the aggregate number of shares sold in the Public Offering and the private placement may seek redemption of their shares in the event of a business combination. Accordingly, amounts classified as common stock subject to possible redemption of approximately $5.7 million, and the associated deferred interest of approximately $0.3 million have been reflected in the accompanying balance sheet. See Note 9 for subsequent event update.

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

The Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.

 Transaction costs

The Company has capitalized approximately $.8 million related to the ISI acquisition. These costs are primarily composed of attorney and accountants’ fees and bankers’ fees regarding the fairness opinion.

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

Basis of presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, ISI Security Group, Inc. All significant inter-company transactions are eliminated in the consolidation process.

Note 3 - Offerings

Public Offering

In January 2006, the Company sold 3,700,046 units (which includes 75,046 units sold by the underwriters pursuant to a partial exercise of their over-allotment option) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a business combination with a target business or January 24, 2007, and expiring January 24, 2011. The warrants are redeemable by the Company at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before a notice of redemption is delivered.

Private Placement

In January 2006, the Company sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Note 4 - Notes payable to stockholders

During 2005, the Company issued several unsecured promissory notes to the officers of the Company totaling $155,000. The Notes had an interest rate of 4% per annum and were paid in full with proceeds from the Public Offering, including aggregate interest of $3,177.

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $.3 million and in exchange received promissory notes in the aggregate principal amount of $.3 million and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The promissory notes bear interest at a rate of 4% per year and are repayable 30 days after the consummation of a business combination (see Note 5 for further duscussion of the fair value assigned to the warrant and Note 9 for subsequent payment).

Note 5 - Stockholders' equity and stock-based compensation

In July 2005, the Company granted to its officers, directors and their respective affiliates certain options, which were exercisable only in the event the underwriters exercised the over allotment option, to purchase that number of shares enabling them to maintain their 20% ownership interest in the Company (without taking into account the units they purchased in the Private Placement). The measurement date was deemed to be January 30, 2006, the date the over allotment was exercised because the number of options to be issued was not known until that date.

In January 2006, the underwriters exercised a portion of the over-allotment option in the amount of 75,046 units. In February 2006 the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507 (or $0.027 per share). The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006, using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the following assumptions:

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

As of June 30, 2007, no officer or director of the Company holds options to purchase the Company’s securities.

In January 2006 the Company sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The units issuable upon exercise of these options are identical to those sold in the Public Offering. These options will be exercisable at $8.80 per unit commencing on the later of the consummation of a business combination or one year from January 24, 2006, and expiring January 24, 2011. The options to purchase the 187,500 units and the Securities underlying such units have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules. Additionally, these options may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following January 24, 2006. However, these options may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company accounted for these purchase options as a cost of raising capital and included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase options on the date of sale was approximately $3.40 per unit (a total value of approximately $.6 million), using an expected life of five years, volatility of 44%, and a risk-free rate of 5% (See Note 9). However, because the Company’s units do not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the proposed industry. The Company believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

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

In April 2007, the Company entered into bridge loans totaling $0.3 million with certain officers, directors and consultants (see note 4). In connection with the bridge loans, 37,500 stock warrants were issued providing the holder to exercise the warrant to purchase an equal share amount in the Company’s common stock. Warrants allow holders to exercise the warrants to purchase common stock at $5.50 per share and were granted demand and piggy-back registration rights with respect to the shares of common stock underlying the warrants. The warrants expire January 24, 2011. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant, (a total value of approximately $.09 million) using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management.

Note 6 - Common stock reserved for issuance

As of June 30, 2007, 3,862,546 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above.

Note 7 - Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

Note 8 - Agreement with underwriters

In March 2007, the underwriters from the Company's Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. As a result of the agreement, the redemption price of our common stock, without considering interest earned in the trust, taxes payable and the $.6 million of interest released to the Company for working capital, increased by $.36 per share to $7.50 per share, and the amount of common stock subject to possible redemption increased by approximately $.3 million to approximately $5.7 million. Additionally, the deferred underwriting cost liability was reduced by approximately $.3 million.

Note 9 - Subsequent event

In July 2007, the stockholders of the Company approved the Company's acquisition of ISI. Approximately 6% of outstanding redeemable shares, or 232,565 shares, were redeemed at the special meeting, and the Company will pay approximately $1.8 million to redeeming stockholders in the third quarter of 2007. Stockholders also approved an amendment to the Company's Certificate of Incorporation to change its name to "Argyle Security, Inc." At the meeting, the Company’s stockholders also approved the Company's 2007 Omnibus Incentive Compensation Plan and an amendment to the Company’s certificate of incorporation to remove certain provisions from the certificate that were no longer applicable after the business combination was consummated.

In July 2007, following the stockholder approval and pursuant to the terms of the merger agreement, the Company acquired all of the assets and liabilities of ISI through the merger of its Merger Subsidiary into ISI. As a result of the merger, ISI became a wholly owned subsidiary of the Company. ISI is a provider of physical security solutions to commercial, governmental and correctional customers.

At the closing of the merger, the following consideration was paid or issued by the Company to the stockholders of ISI:

•	$18.6 million in cash;
•	1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and
•	$1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

In addition, the merger consideration paid by the Company also included (i) payment of $1.9 million to an entity created by two executive officers of ISI in connection with the issuance of performance and payment bonds to ISI; and (ii) approximately $1.0 million in ISI transaction costs. The Company also paid $.24 million in success fees to certain service providers in connection with the merger.

The Company also assumed approximately $6.0 million of long-term debt, approximately $7.6 million outstanding pursuant to a $9.0 million line of credit, and $2.1 million of capitalized leases as of March 31, 2007.

The acquisition of ISI will be accounted for as a business combination with the Company as the acquirer. Under the purchase method of accounting, the assets and liabilities of ISI that were acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company. A preliminary allocation of the purchase price of ISI to the estimated fair values of the assets acquired and liabilities assumed on July 31, 2007 will be made and recorded during the fiscal quarter ended September 30, 2007. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the acquisition, will be made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of ISI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will include assistance provided by an independent valuation consultant, which management expects will be completed in 2008. The final valuations will be based on the actual net tangible and intangible assets of ISI that existed as of July 31, 2007. Any adjustments may change the allocations of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s financial statements.

In August 2007, the shareholder notes and accrued interest as described in Note 4 were repaid by the Company.

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

Overview

Argyle Security Acquisition Corporation (the “Company” or “Argyle”) is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company’s strategy has been to leverage the industry experience of its management team by focusing efforts on identifying an initial prospective target business in the security industry, and management plans to continue such a strategy after the Company’s initial acquisition. Management believes that businesses involved in this industry represent attractive acquisition targets for a number of reasons, including the increase in global demand for integrated security-related products and services since September 11, 2001, the development of new technology which has the potential to expand applications and the trend towards integrated networked solutions.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (the "Merger Subsidiary") and ISI Detention Contracting Group, Inc. (ISI) entered into a merger agreement, as amended on June 29, 2007 and July 11, 2007, pursuant to which the Merger Subsidiary would merge into ISI and ISI will become a wholly-owned subsidiary of Argyle

On July 30, 2007, the stockholders of the Company approved the Company's acquisition of ISI. Stockholders also approved (i) an amendment to the Company's Certificate of Incorporation to change its name to "Argyle Security, Inc.", (ii) the Company's 2007 Omnibus Incentive Compensation Plan, and (iii) an amendment to the Company’s certificate of incorporation to remove certain provisions from the certificate that were no longer applicable after the business combination was consummated.

On July 31, 2007, pursuant to the terms of the merger agreement, the Company acquired all of the assets and liabilities of ISI through the merger of its Merger Subsidiary into ISI. As a result of the merger, ISI became a wholly owned subsidiary of the Company.

At the closing of the merger, the following consideration was paid or issued by the Company to the stockholders of ISI:

•	$18.6 million in cash;
•	1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and
•	$1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

In addition, the merger consideration paid by the Company also included (i) payment of $1.9 million to an entity created by two executive officers of ISI in connection with the issuance of performance and payment bonds to ISI; and (ii) approximately $1.0 million in ISI transaction costs.

The Company also assumed approximately $6.0 million of long-term debt, approximately $7.6 million outstanding pursuant to a $9.0 million line of credit, and $2.1 million of capitalized leases as of March 31, 2007.

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

Results of Operations for the six-month period ended June 30, 2007

Argyle’s trust account earned interest of $767,938 for the six months ended June 30, 2007 as compared to $570,059 for the six month period ended June 30, 2006. The increase in interest income was due to the trust not being funded until the closing of our initial public offering at the end of January 2006 and increased investment returns.

Overall, for the six months ended June 30, 2007, Argyle incurred $277,510 of consulting and professional fees, $70,006 of franchise tax, $44,000 of insurance expense, $32,792 of rent expense, $44,873 of investor relations expense and other operating costs of $51,138. For the six months ended June 30, 2006, Argyle incurred $249,831 of consulting and professional fees, $130,632 of stock compensation expense, $73,991 of franchise taxes, $36,667 of insurance expense, $27,430 of rent expense and other operating costs of $60,898.

The 11% increase in consulting and professional fees was primarily the result of higher audit fees in the first six months of 2007 and, to a lesser extent, higher accounting and legal fees.

Insurance expense increased 20% in the first six months of 2007 as compared to the same period in 2006 as the Company’s directors’ and officers’ insurance policy was only effective for five months of the six month period in 2006. Rent expense compared within reason for the first six months of 2007 to the same period of 2006.

  On February 1, 2006, Argyle’s officers and directors exercised options and purchased 18,761 shares of common stock for an aggregate cost of $507. The compensation cost associated with these options of $130,632 was recorded in the first quarter of 2006 and was computed using the Black-Scholes pricing model.

The provision for taxes in the first six months of 2007 is a result of the net income earned during the six month period.

Results of Operations for the three-month period ended June 30, 2007

Argyle’s trust account earned interest of $387,127 for the quarter ended June 30, 2007 as compared to $353,155 for the quarter ended June 30, 2006. The increase in interest income was due to increased investment returns.

Overall, for the three months ended June 30, 2007, Argyle incurred $113,026 of consulting and professional fees, $35,003 of franchise tax, $22,000 of insurance expense, $16,239 of rent expense, $20,852 of investor relations expense and other operating costs of $22,496. For the three months ended June 30, 2006, Argyle incurred $138,159 of consulting and professional fees, $46,042 of franchise taxes, $22,000 of insurance expense, $16,622 of rent expense and other operating costs of $34,920.

The 18% decrease in consulting and professional fees was primarily the result of the timing of audit, project consulting and tax preparation fees in the second quarter of 2007 compared to the same period in 2006. The provision for taxes in the second quarter of 2007 is a result of the net income earned during the three month period.

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

The net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the initial public offering and the private placement was placed in a trust account for Argyle’s benefit. Except for reimbursement of taxes payable and $.6 million in interest from the trust account that was released to Argyle in September 2006 for working capital, Argyle could not access the amounts held in the trust until it consummated a business combination. The approximate $30.1 million held in trust as of June 30, 2007 includes up to approximately $1.4 million of underwriters' and placement agent’s compensation and related interest from Argyle’s private placement and initial public offering that will be paid to the underwriters and placement agent only in the event of a business combination. On March 14, 2007, the underwriters from Argyle's initial public offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock which are redeemed in connection with our proposed acquisition. As a result, the deferred underwriting and offering costs were reduced by approximately $0.3 million, and common stock subject to possible redemption has been increased by $0.3 million. The trust account earned interest income of approximately $0.8 million during the six months ended June 30, 2007. The amounts held outside of the trust account are available to be used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2007, Argyle had approximately $0.06 million outside the trust account to fund its working capital requirements.

Upon going public in late January 2006, Argyle has focused its attention on the search for a target business in the security industry. The expenses related to this effort are primarily comprised of certain monthly consulting fees paid to parties identified below for the research and investigation of potential target companies, and professional fees and travel expenses associated with targets that are no longer being pursued. Argyle has recorded these expenses as either part of the disclosed consulting and professional fees, or as travel expenses which are classified as other operating costs. The costs directly associated with the ISI acquisition, excluding the recurring monthly consulting fees which are expensed, have been capitalized as transaction costs. Two of Argyle’s consultants work exclusively on the research, investigation and targeting of security companies for potential future acquisitions, while one of the other consultants spends approximately one-half of his time on acquisitions. Argyle believes that the amounts recorded as expenses associated with such research during 2006 and the first six months of 2007 were approximately $0.26 million. Additionally, transaction costs associated with the ISI acquisition of approximately $0.8 million have been capitalized as of June 30, 2007.

On April 16, 2007, Argyle’s officers and directors, an affiliate of Bob Marbut, Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $.3 million and in exchange received promissory notes in the aggregate principal amount of $.3 million and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. Pursuant to the agreement, the holders of the warrants could not exercise or transfer the warrants until Argyle consummated a business combination and were granted demand and piggy-back registration rights with respect to the shares of common stock underlying the warrants. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The promissory notes bear interest at a rate of 4% per year and were repayable 30 days after Argyle consummated a business combination. The promissory notes were repaid in full plus accrued interest in August 2007.

Argyle has used an estimated $20.5 million (excluding Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI. Additionally, Argyle estimates that it has incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb and Loeb of $0.5 million, $0.7 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.2 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million to be incurred by ISI (related primarily to attorney, brokerage and accounting fees). Redeeming shareholders representing 232,565 shares (approximately 6% of the outstanding redeemable shares) will be paid $1.8 million.

After paying off any expenses relating to the identification and evaluation of prospective acquisition candidates, the structuring, negotiation and consummation of the business combination and paying for the redemption of the stock of any of Argyle’s stockholders who choose to exercise their redemption rights, residual proceeds from Argyle’s initial public offering will be used by Argyle as working capital. Management believes that cash on hand, after payments to redeeming stockholders, in addition to cash provided by the operations of ISI, will be sufficient to meet Argyle's working capital requirements for the next twelve months.

From January 1, 2006 to June 30, 2007, Argyle has incurred total operating expenses of approximately $1.5 million and transaction costs which have been capitalized of approximately $0.8 million. This total of approximately $2.3 million is greater than the total of $1.4 million disclosed as being available to the Company after its initial public offering in its Registration Statement on Form S-1 relating to the initial public offering. This approximate $.9 million difference is primarily attributable to the following: approximately $0.2 million of franchise taxes, $0.1 million of non-cash stock compensation expense, a fairness opinion fee of $0.2 million and various expenses, primarily legal and accounting, which were greater than those estimated in the Form S-1. Recurring monthly operating expenses of approximately $.09 million per month will continue to accrue after June 30, 2007.

Argyle’s accrued expenses, as of June 30, 2007, which includes accruals of approximately $.5 million for deferred acquisition costs, totaled $.6 million. Accrued expenses as of December 31, 2006 amounted to $.6 million and consisted of approximately $.4 million in deferred acquisition costs.

Upon the merger with ISI, Argyle assumed approximately $6.0 million in long-term debt, in addition to the $9.0 million ISI line of credit which had an outstanding balance of approximately $7.6 million as of July 31, 2007. The $6.0 million in long-term debt is due eighteen months after completion of the acquisition and there are no prepayment penalties. The line of credit matures in October 2008 with interest payable quarterly and is secured by certain tangible and intangible assets. The line of credit agreement contains certain financial covenants as well as restrictive and affirmative covenants. Additionally, Argyle assumed the capital lease obligation related to ISI’s offices in San Antonio, Texas, which had a balance of approximately $2.0 million as of July 31, 2007. At closing, Argyle paid certain ISI obligations totaling approximately $1.9 million as of July 31, 2007, relating to ISI*MCS (an entity created by two of ISI's executive officers in connection with the issuance of performance and payments bonds to ISI) and notes payable to ISI shareholders. Argyle will also assume the current liabilities relating to accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on incomplete contracts.

As of February 1, 2006, Argyle entered into a lease for Argyle’s office space in San Antonio, Texas and began to pay a base rental of approximately $.006 million per month. The lease term expired in July 2007 and the Company is currently month to month. In connection with its operations, in March 2006, Argyle paid an outstanding obligation to a consultant for approximately $.05 million and is currently paying approximately $.02 million per month in consulting fees for services assisting Argyle in the identification of a target business, securities compliance and administration. The consulting agreements entered into thus far may be terminated by either party for any reason upon 15 days notice.

Presently, Argyle is utilizing four consultants on a monthly basis. Alan Wachtel and Graham Wallis perform research and investigation of target companies in the security industry and assist in the performance of due diligence on potential acquisition candidates for potential future acquisitions. Cindy Kittrell is the office manager and performs associated administrative functions. Don Neville is a financial consultant who assists Argyle in its SEC reporting responsibilities, accounting matters and also assists in the investigation and due diligence of potential acquisition candidates.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of June 30, 2007, we had not consummated a business combination or engaged in any substantive commercial business. Accordingly, we were not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. Post the merger with ISI, the Company will evaluate these risks on an ongoing basis. As of July 2007, management is not aware of any such risks that would materially impact the Company’s financial condition.

The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (one of whom serves as our principal financial officer). Based on that evaluation, our Co-Chief Executive Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that the information required to be disclosed is accumulated and communicated to management, including our Co-Chief Executive Offcers, to allow timely decisions regarding required disclosures. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions, placement agent fees and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were $28,176,367, of which $27,344,346 was deposited into the trust account for our benefit (exclusive of the amounts for the benefit of the undewriters discussed above). The remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account could only be used by us upon the consummation of a business combination, with the exception of amounts due for income taxes and $600,000 of the interest earned on the trust account, which was released to us in September 2006 to fund our working capital.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (the "Merger Subsidiary") and ISI Detention Contracting Group, Inc. (ISI) entered into a merger agreement, as amended on June 29, 2007 and July 11, 2007, pursuant to which the Merger Subsidiary would merge into ISI and ISI will become a wholly-owned subsidiary of Argyle.

On July 31, 2007, pursuant to the terms of the merger agreement, the Company acquired all of the assets and liabilities of ISI through the merger of its Merger Subsidiary into ISI. As a result of the merger, ISI became a wholly owned subsidiary of the Company.

At the closing of the merger, the following consideration was paid by the Company to the stockholders of ISI:

•	$18.6 million in cash from the Trust Account;
•	1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and
•	$1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

In addition, the merger consideration paid by the Company also included (i) payment of up to $2.0 million to an entity created by two executive officers of ISI in connection with the issuance of performance and payment bonds to ISI; and (ii) approximately $1.0 million in ISI transaction costs. Argyle incurred transactions costs of approximately $1.7 million in connection with the merger. The Company will pay approximately $1.8 million to redeeming stockholders and the remainder will be retained by the Company for working capital purposes.

The Company also assumed approximately $6.0 million of long-term debt, approximately $7.6 million outstanding pursuant to a $9.0 million line of credit, and $2.1 million of capitalized leases as of March 31, 2007.

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

ARGYLE SECURITY ACQUISITION CORPORATION

August 14, 2007	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Accounting and Financial Officer)

August 14, 2007	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Description
4.1(1)	Warrant to Purchase Common Stock between the Company and Wesley Clark
4.2(1)	Warrant to Purchase Common Stock between the Company and John J. Smith
4.3(1)	Warrant to Purchase Common Stock between the Company and Bob Marbut
4.4(1)	Warrant to Purchase Common Stock between the Company and Ron Chaimovski
4.5(1)	Warrant to Purchase Common Stock between the Company and Graham Wallis
4.6(1)	Warrant to Purchase Common Stock between the Company and Alan Wachtel
4.7(1)	Warrant to Purchase Common Stock between the Company and Argyle Global Opportunities, L.P.
10.1(1)	Note and Warrant Acquisition Agreement between the Company and Wesley Clark
10.2(1)	Note and Warrant Acquisition Agreement between the Company and John J. Smith
10.3(1)	Note and Warrant Acquisition Agreement between the Company and Bob Marbut
10.4(1)	Note and Warrant Acquisition Agreement between the Company and Ron Chaimovski
10.5(1)	Note and Warrant Acquisition Agreement between the Company and Graham Wallis
10.6(1)	Note and Warrant Acquisition Agreement between the Company and Alan Wachtel
10.7(1)	Note and Warrant Acquisition Agreement between the Company and Argyle Global Opportunities, L.P.
10.8(1)	Note made by the Company in favor of Wesley Clark
10.9(1)	Note made by the Company in favor of John J. Smith
10.10(1)	Note made by the Company in favor of Bob Marbut
10.11(1)	Note made by the Company in favor of Ron Chaimovski
10.12(1)	Note made by the Company in favor of Graham Wallis
10.13(1)	Note made by the Company in favor of Alan Wachtel
10.14(1)	Note made by the Company in favor of Argyle Global Opportunities, L.P.

31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 14, 2007