Form 10-Q
period 2007-09-30
Argyle Security Acquisition CORP
filed 2007-11-19
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 5,749,342 shares of the Registrant’s common stock issued and outstanding as of November 14, 2007.

Argyle Security, Inc. Index to Form 10-Q

Part I.	Financial Information	1

	Item 1. Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets	1

	Consolidated Statements of Operations	3

	Consolidated Statement of Stockholders’ Equity	5

	Consolidated Statement of Cash Flows	6

	Notes to Consolidated Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4. Controls and Procedures	46

	Item 4T. Controls and Procedures	46

Part II.	Other Information	41

	Item 1. Legal Proceedings	41

	Item 1A. Risk Factors	41

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3. Defaults Upon Senior Securities	42

	Item 4. Submission of Matters to a Vote of Security Holders	42

	Item 5. Other Information	43

	Item 6. Exhibits	44

SIGNATURES		45

PART I - FINANCIAL INFORMATION

 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Argyle Security, Inc.
Consolidated Balance Sheets

			Predecessor (ISI)
	September 30,	December 31,	December 31,
	2007	2006	2006
	(unaudited)
Assets
Cash and cash equivalents	$4,281,925	$694,115	$359,042
Cash and cash equivalents, held in trust	-	29,453,449	-
Receivables:
Contract - net of allowance for doubtful accounts of $1,109,701 at
September 30, 2007 and $411,988 at December 31, 2006.	13,185,067	-	13,430,624
Contract receivables - related party	11,469,117	-	6,262,411
Other receivables - related party	81,577	-	-
Costs and estimated earnings in excess of billings on incomplete contracts	6,771,703	-	3,870,959
Customer backlog	3,798,874	-	-
Refundable income taxes	464,568	-	517,335
Other current assets	169,974	-	128,870
Inventory	182,054	-	229,040
Prepaids	311,536	7,333	315,012
Deferred income taxes	254,803	27,932	-
Total current assets	40,971,198	30,182,829	25,113,293

Property and equipment, net	4,848,099	4,901	3,969,648

Other assets:
Goodwill	19,762,685	-	1,365,038
Customer relationships	11,419,628	-	-
Trade name	3,776,000	-	-
Software	283,334	-	-
Loan origination fees - less accumulated amortization	-	-	971,898
Deferred transaction costs	-	493,583	-
Deposits and other assets	355,600	-	197,088
Total other assets	35,597,247	493,583	2,534,024
Total assets	$81,416,544	$30,681,313	$31,616,965

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,981,353	$624,129	$10,736,153
Billings in excess of costs and estimated
earnings on incomplete contracts	8,501,456	-	6,004,689
Deferred underwriting costs	-	1,162,183	-
Current portion of capitalized lease obligations	96,960	-	103,134
Current portion of long-term debt	79,497	-	405,908
Deferred federal income taxes	804,232	-	-
Accrued income taxes payable	-	118,855	-
Accounts payable - related party	39,346	-	1,806,187
Total current liabilities	21,502,844	1,905,167	19,056,071

Long-Term Liabilities:
Line of credit	7,538,850	-	4,957,850
Deferred federal income taxes	6,158,608	-	247,617
Long-term debt - less current portion	6,105,981	-	13,611,168
Long-term debt - related party	1,925,001	-	-
Long-term capitalized lease obligations - less current portion	1,940,788	-	1,972,352
Total long-term liabilities	23,669,228	-	20,788,987
Total liabilities	45,172,072	1,905,167	39,845,058
Common stock, subject to possible redemption - 764,627 shares at $7.50 per share	-	5,738,206	-
Warrants, subject to redemption shares	-	-	5,018,777
Deferred interest attributable to redemptive shares (net of taxes)	-	175,747	-

Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value;
1,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; 5,749,342 shares issued and outstanding at September 30, 2007 and 4,781,307 at December 31, 2006	575	478
Additional paid in capital	35,891,774	22,696,946	-
Stockholders' deficit	-	-	(13,246,870)
Accumulated earnings	352,123	164,769	-
Total stockholders’ equity	36,244,472	22,862,193	(13,246,870)
Total liabilities and stockholders' equity	$81,416,544	$30,681,313	$31,616,965

See notes to unaudited financial statements

Argyle Security, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Predecessor (ISI) Three Months Ended September 30,
	2007	2006	2006

Net revenues:
Contract revenues	$10,669,686	$-	$5,874,343
Contract revenues - related party	4,558,533	-	7,689,881
Service and other revenues	1,864,254	-	1,890,081
	17,092,473	-	15,454,305
Cost of revenues:
Contract costs	11,585,962	-	10,807,659
Service and other costs, including amortization of intangibles	1,839,911	-	1,341,558
Cost of revenues	13,425,873	-	12,149,217
Gross profit	3,666,600	-	3,305,088

Operating expenses:
Selling, general and administrative expenses	3,399,015	229,829	2,277,275
Amortization of intangible assets	222,038	-	-
Total operating expenses	3,621,053	229,829	2,277,275

Operating income / (loss)	45,547	(229,829)	1,027,813

Other income / (expense):
Bank interest income	46,703	5,173	124
Interest on cash and cash equivalents	127,882	382,549	-
Interest expense	(327,021)	(18,362)	(956,860)
Total other income / (expense)	(152,436)	369,360	(956,736)
Income / (loss) before provision for income taxes	(106,889)	139,531	71,077
Provision for income taxes	9,230	37,484	767
Net income / (loss)	(116,119)	102,047	70,310
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	-	(38,987)	-

Net income / (loss) allocable to holders of non-redeemable common stock	$(116,119)	$63,060	$70,310

Weighted-average number of shares outstanding:
Basic	5,423,156	4,781,307	-
Diluted	5,423,156	4,781,307	-

Net income / (loss) per share:			-
Basic	$(0.02)	$0.02	$-
Diluted	$(0.02)	$0.02	$-

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	5,165,510	4,016,680	-
Diluted	5,165,510	4,016,680	-

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$(0.02)	$0.02	$-
Diluted	$(0.02)	$0.02	$-

See notes to unaudited financial statements

Argyle Security, Inc.
Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,		Predecessor (ISI) Nine Months Ended September 30,
	2007	2006	2006
Net revenues:
Contract revenues	$10,669,686	$-	$18,867,183
Contract revenues - related party	4,558,533	-	17,447,945
Service and other revenues	1,864,254	-	4,918,677
	17,092,473	-	41,233,805
Cost of revenues:
Contract costs	11,585,962	-	29,018,321
Service and other costs, including amortization of intangibles	1,839,911	-	3,554,670
Cost of revenues	13,425,873	-	32,572,991
Gross profit	3,666,600	-	8,660,814

Operating expenses:
Selling, general and administrative expenses	3,919,335	809,278	6,249,385
Amortization of intangible assets	222,038	-	-
Total operating expenses	4,141,373	809,278	6,249,385

Operating income / (loss)	(474,773)	(809,278)	2,411,429

Other income / (expense):
Bank interest income	50,541	11,409	346
Interest on cash and cash equivalents	895,820	952,609	-
Interest expense	(424,129)	(46,190)	(2,779,773)
Total other income / (expense)	522,232	917,828	(2,779,427)
Income / (loss) before provision for income taxes	47,459	108,550	(367,998)
Provision for income taxes	62,184	37,484	10,312
Net income / (loss)	(14,725)	71,066	(378,310)
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	-	(152,941)	-

Net income / (loss) allocable to holders of non-redeemable common stock	$(14,725)	$(81,875)	$(378,310)

Weighted-average number of shares outstanding:
Basic	4,997,607	4,375,600	-
Diluted	4,997,607	4,375,600	-

Net income / (loss) per share:			-
Basic	$(0.00)	$0.02	$-
Diluted	$(0.00)	$0.02	$-

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	4,403,832	3,692,197	-
Diluted	4,403,832	3,692,197	-

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$(0.00)	$(0.02)	$-
Diluted	$(0.00)	$(0.02)	$-

See notes to unaudited financial statements

Argyle Security, Inc.
Statement of Changes in Stockholders’ Equity
December 31, 2006 through September 30, 2007
(unaudited)

					Total
				Accumulated	Shareholders'
	Shares	Amount	APIC	Earnings	Equity

Balances, at December 31, 2006	4,781,307	$478	$22,696,946	$164,769	$22,862,193

Repayment to redeeming stockholders	(211,965)	(21)	(1,661,097)	-	(1,661,118)
Issuance of additional common stock at $7.78 / share	1,180,000	118	9,180,282	-	9,180,400
Deferred financing costs - warrants	-	-	93,000	-	93,000
Payment of underwriter fees	-	-	(102,924)	-	(102,924)
Release of redemptive reserves	-	-	5,736,341	-	5,736,341
Recognize current period deferred interest	-	-	(101,159)	101,159	-
Recognize deferred interest	-	-	-	100,920	100,920
Stock-based Compensation	-	-	50,385	-	50,385
Net income (Loss)	-	-	-	(14,725)	(14,725)

Balance at September 30, 2007	5,749,342	$575	$35,891,774	$352,123	$36,244,472

Argyle Security, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Predecessor (ISI) Nine Months Ended September 30,
	2007	2006	2006

Cash flows from operating activities

Net Income (Loss)	$(14,725)	$71,066	$(378,402)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Stock based compensation	50,384	130,632	-
Amortization	875,165	-	262,080
Depreciation	286,269	1,075	239,482
Payment to ISI*MCS Ltd on Behalf of ISI	(1,918,960)	-	-
Accrued interest on deferred underwriting costs	29,718	45,725	-
Interest accretion and fair market adjustments of warrants	-	-	924,779
Interest earned on assets held in trust	(895,820)	(952,609)	-
Interest income released from the trust	-	600,000	-
Tax payments released from the trust	148,854	-	-
Net Decrease (Increase) in Operating Assets:
Prepaid & other current assets	(14,484)	(29,333)	-
Contract receivables	(2,386,738)	-	(766,241)
Related party contract receivables	(2,033,052)	-	(4,160,046)
Related party receivables	(42,383)	-	(901)
Other receivables	32,776	-	(16,988)
Inventory	665	-	31,030
Costs and estimated earnings in excess of billings	(1,845,819)	-	(1,385,959)
Prepaids			(21,757)
Deferred income taxes	(226,871)	(34,442)	(655,843)
Deposits and other assets			(150,578)
Net Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	2,462,042	162,045	2,615,298
Accrued deferred income taxes	122,084	71,926	-
Deferred interest liability	-	-	-
Billings in excess of cost and estimated earnings	86,713	-	3,378,100

Net cash provided / (used) by operating activities	(5,284,182)	66,085	(85,946)

Cash flow from investing activities:
Purchase of investments held in trust	(171,372,405)	(249,269,030)	-
Maturity of investments held in trust	171,372,405	220,547,667	-
Acquisition of ISI (net of cash assumed)	(17,157,364)	-	-
Purchase of property and equipment	(53,617)	(6,520)	(376,570)
Transaction costs	(928,576)	-	-
Increase in other assets	(15,970)	-	215,854
Net cash used in investing activities	(18,155,527)	(28,727,883)	(160,716)

Cash flows from financing activities:
Gross proceeds from public offering and private placement	-	30,600,368	-
Offering costs	(6,885)	(873,356)	-
Proceeds from issuance and exercise of options	-	607	-
Receipt of funds held in trust	30,200,415	-	-
Investment banker fees paid	(1,369,652)	-	-
Repayment on borrowings	(5,137,989)	-	(15,286,909)
Proceeds from borrowings	5,020,000	-	15,428,376
Proceeds from notes payable & warrants stockholders	300,000	-	-
Repayment of notes payable & warrants stockholders	(300,000)	(155,000)	-
Redemption of common stock	(1,661,118)	-	-
Payments on capital lease obligations	(17,370)	-	(56,086)
Net cash provided by investing activities	27,027,519	29,572,619	85,381

Net increase (decrease) in cash	$3,587,810	$910,821	$(161,281)
Cash & cash equivalents, beginning of period	694,115	9,608	415,764
Cash and cash equivalents, end of period	$4,281,925	$920,429	$254,483

Supplemental disclosures of cash flow information:
Cash paid for interest	3,485	3,177	1,877,494

Supplemental schedule of non-cash investing activities:
Financed purchases property and equipment	160,932	-	-

Supplemental schedule of non-cash financing activities:
Reduction in deferred interest liability	100,920	-	-
Reduction in deferred underwriter liability	185,115	-	-
Reduction in common stock subject to redemption	5,736,341	-	-
Issuance of warrants associated with notes to related parties	93,000	-	-
Accrual of deferred underwriting costs	-	1,377,017	-

Argyle Security, Inc.

Notes to Unaudited Consolidated Financial Statements
September 30, 2007

Note 1 - Basis of Presentation

The unaudited consolidated financial statements of Argyle Security, Inc. (the “Company” or “Argyle”) as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, respectively, include the accounts of the Company and all wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.
Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries (ISI). Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company. As a result, the statement of operations and statement of cash flows of ISI for the period ended September 30, 2006 are presented for comparative purposes. The accompanying unaudited consolidated statements of operations and cash flows present the results of operations and cash flows for i) the three months and nine months ended September 30, 2007 period preceding the acquisition of ISI, exclusive of ISI results of operations and cash flows and ii) for the periods succeeding the acquisition, the consolidated results of operations including ISI. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

ISI is a detention equipment contractor that specializes in turnkey installations, including design, engineering, supply, and installation of various detention equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities in the United States. The length of the contracts varies but is typically less than two years. ISI also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging, and other custom designed systems.

The Company’s operations are classified into three reportable segments, described in further detail in Note 18.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of ISI following the date of acquistion and do not reflect the operating results of ISI prior to the acquisition. Following are pro forma unaudited results of operations for the Company for the three months and nine months ended September 30, 2007 and September 30, 2006 assuming the acquisition of ISI occurred on January 1, 2007 and 2006, respectively:

Argyle Security, Inc
Pro Forma Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues:
Contract revenues	$12,836,317	$5,874,343	$30,617,766	$18,867,183
Contract revenues - related party	8,132,200	7,689,881	21,298,650	17,447,945
Service and other revenues	2,618,961	1,890,081	8,309,825	4,918,677
	$23,587,478	$15,454,305	$60,226,241	$41,233,805
Cost of revenues:
Contract costs	16,117,788	10,807,659	40,212,278	29,018,321
Service and other costs, including amortization of intangibles	2,650,341	2,181,746	8,690,218	6,075,237
	18,768,129	12,989,405	48,902,496	35,093,558
Gross profit	4,819,349	2,464,900	11,323,745	6,140,247

Selling, general and administrative expenses	4,226,857	2,841,152	10,958,813	8,069,396
Amortization of intangible assets	333,057	333,057	999,171	999,171
Total operating expenses	4,559,914	3,174,209	11,957,984	9,068,567
Operating income / (loss)	259,435	(709,309)	(634,239)	(2,928,320)

Other income / (expense):
Bank interest income	65,706	62,297	187,339	182,755
Interest expense	(479,379)	(390,811)	(1,305,854)	(1,062,968)
	(413,673)	(328,514)	(1,118,514)	(880,213)
Income / (loss) before provision for income taxes	(154,238)	(1,037,822)	(1,752,753)	(3,808,532)
Provision for income taxes	(58,610)	(394,372)	(666,046)	(1,447,242)
Net income / (loss)	$(95,627)	$(643,450)	$(1,086,707)	$(2,361,290)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	5,749,342	5,749,342	5,749,342	5,310,111

Net income / (loss) per share:
Basic	$(0.02)	$(0.11)	$(0.19)	$(0.44)
Diluted	$(0.02)	$(0.11)	$(0.19)	$(0.44)

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	5,749,342	5,749,342	5,749,342	5,310,111

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$(0.02)	$(0.11)	$(0.19)	$(0.44)
Diluted	$(0.02)	$(0.11)	$(0.19)	$(0.44)

See notes to unaudited financial statements

The Company derived the pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and the three months and nine months ended September 30, 2006, and (ii) the unaudited consolidated financial statements of the Company for the three months and nine months ended September 30, 2007 and September 30, 2006. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company or ISI. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the $10.0 million of principal of the unsecured debt of a related party) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets of ISI. Additionally, the pro forma results of operations do not include approximately $1.4 million in non-recurring charges relating to the stock appreciation rights incurred in connection with the acquisition.

Note 2 - Background, Formation, and Summary of Significant Accounting Policies

Argyle completed a private placement (the Private Placement) in January 2006 and received net proceeds of approximately $0.9 million. Also in January 2006, the registration statement for Argyle’s initial public offering (Public Offering) was declared effective, and the net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the Public Offering and the Private Placement were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering which was paid to them upon completion of the business combination. All amounts held in trust were released at July 31, 2007 to fund the ISI acquisition.

On March 14, 2007, the underwriters from Argyle’s Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock redeemed in connection with any acquisition (see Note 14). In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

As part of the ISI merger, public stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares (see Note 12). The per share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, net of taxes payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $0.5 million plus interest). Approximately $1.6 million was paid to redemptive shareholders in August of 2007.

In the 2006 annual report on Form 10-K, Argyle disclosed that declining cash available outside the trust account and the lack of assurance that the Company would be able to successfully complete a business combination within the required time frame raised substantial doubt about Argyle’s ability to continue as a going concern. With the completion of the ISI acquisition and release of the funds held in trust, there is no longer substantial doubt about Argyle’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.

Contracts Receivable

Contracts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Revenue Recognition

The Company receives its revenues primarily from performance of fixed-price construction contracts and from service sales.

Construction Contracts

Construction contracts are those as defined in the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Most of the Company’s contracts extend over a period of 12 to 16 months, which is the period the Company considers to be its operating cycle. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended, or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. The Company recognizes revenue on signed contracts and change orders. The Company generally recognizes revenue on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor, subcontract, equipment costs, related payroll taxes and insurance costs, and any other indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs, and profitability, and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on incomplete contracts are made in the period in which such losses are determined.

Precontract costs are costs that are incurred for a specific anticipated contract and that will result in no future benefits unless the contract is obtained. Such costs are expensed as incurred.

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset, “costs and estimated earnings in excess of billings on incomplete contracts,” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability, “billings in excess of costs and estimated earnings on incomplete contracts,” represents billings in excess of revenues recognized.

Inventory

Inventory is valued at the lower of cost or market and consists primarily of finished goods. Costs of finished goods are determined using the average cost method. Inventory that was acquired from ISI has been stated at fair value at July 31, 2007; all subsequent purchases are recorded based on cost.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, except for the plant and equipment acquired in the ISI acquisition which has been recorded at fair value at July 31, 2007 (see Note 4); all subsequent purchases are recorded based on cost. Depreciation is calculated on the straight-line method based on the following estimated useful lives: leasehold improvements - 12 to 15 years, furniture, fixtures, and equipment - 3 to 10 years, and vehicles - 3 to 7 years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, and the effects of obsolescence, demand, competition, and other economic factors.

Assets Held Under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Assets held under capital leases that were acquired from ISI have been stated at fair value as of July 31, 2007.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in the business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangibles (trade name) are not amortized but are tested at least annually for impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company has determined that no impairment exists at September 30, 2007.

The Company has three primary reporting units that provide different services and products. Accordingly, goodwill was allocated to each. Management believes that the relationship between allocation of identified tangible and intangible assets to be in similar proportion to how goodwill is to be allocated among its reporting units. Accordingly, each reporting division was allocated its share of goodwill based upon its percentage of purchase price allocation related to identified tangible and intangible assets. As a result, goodwill was allocated in the approximate percentages as follows: ISI Detention 18%; MCS Detention 48%; and MCS Commercial 34%. Additionally, unidentified intangible assets were allocated in the approximate percentages as follows: ISI Detention 10%; MCS Detention 48%; and MCS Commercial 42%. These amounts are included in each reporting division’s segment reporting.

Intangible assets that have finite useful lives are amortized over their useful lives, which range from 96 to 120 months for customer relationships and 12 to 16 months for customer backlog.

Software Costs

Software costs represent internally-developed software that is proprietary to the Company and assists in its operations. According to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of computer software developed or obtained for internal use are to be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software’s use. Management does not believe there is another more rational basis and therefore the assets are amortized on the straight-line basis over a 36-month period.

Fair Value of Financial Instruments

The recorded values of financial instruments, including contracts receivable, other assets, and accounts payable, approximate fair value due to their short maturity. The carrying value of the revolving line of credit approximates fair value due to its variable interest rate. The recorded value of the long-term debt approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short-term future is more likely than not. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.

Reclassifications

Certain prior period predecessor balances have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Contingencies

Certain conditions may exist as of the date of the consolidated balance sheet, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or its subsidiaries or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed in the notes to the consolidated financial statements.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables. No unaffiliated customer accounts for more than 10% of revenues. See Related-Party Transactions footnote (see Note 17) for discussion of transactions with ISI*MCS, Ltd.

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents.)

  Since the Company reported a net loss for the three months ended and nine months ended September 30, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

Note 3 - Contract Receivables

Contract receivables consist of the following as of September 30, 2007:

Completed contracts and contracts in progress	$20,523,289
Retainage	4,130,895
$24,654,184

Note 4 - ISI Acquisition

On July 31, 2007, following the stockholder approval and pursuant to the terms of the merger agreement, Argyle acquired all of the assets and liabilities of ISI. The acquisition was accounted for in accordance with the provisions of SFAS No. 141 and 142. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. See Note 1 and 18 for a description of ISI operations.

At the closing of the merger, the following consideration was paid by the Company to the stockholders and debt holders of ISI:

•	$18.6 million in cash

•	1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million)

•	$1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share

The value of Argyle common stock issued as merger consideration is based on the average closing price of Argyle’s common stock for the two days prior to, including the day of, and two days subsequent to the second amendment to the merger agreement resulting in the final negotiated purchase price (June 29, 2007) of $7.78. Based on the cash paid, common stock and convertible promissory note issued, and capitalized merger transaction costs of $2.7 million, the transaction was valued for accounting purposes at $32.4 million.

The acquisition of ISI is accounted for as a business combination in accordance with SFAS No. 141 with Argyle as the acquirer. Under the purchase method of accounting, the assets and liabilities of ISI acquired are recorded as of the acquisition date at their respective fair values, and added to those of Argyle. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

All amounts below are depicted in thousands (000’s):

Current assets	$27,892
Property and equipment	4,915
Goodwill	19,763
Customer relationships	11,625
Customer backlog	4,359
Trade name	3,776
Software	300
Deposits and other assets	229
Total assets acquired	72,859

Current liabilities	(17,052)
Deferred income taxes	(6,722)
Debt	(13,681)
Obligations under capital leases	(2,055)
Other liabilities	(991)
Total liabilities assumed	(40,500)

Allocated purchase price	$32,359

The primary reasons for the acquisition were the physical security solutions to commercial, governmental, and correctional customers provided by ISI. As a security solutions provider, ISI has the ability to interview a customer, assess needs, and determine solutions within the customer’s budget. The security systems provided to customers are fully integrated security systems. Using its expertise, ISI develops security systems specific to each customer’s needs. Most hardware and software is purchased from third parties or involves ISI’s own proprietary software. ISI does not manufacture any products. ISI makes these disparate systems effectively communicate, react, and work together. This communication is made possible because of the proprietary development software that ISI has created. ISI does not sell or license this software. ISI customers get “one-stop” shopping for customized solutions to their physical security needs. The customer can look to ISI as the sole source for the solution to all of its physical security needs, even if those needs require hardware and software from many different manufacturers.

The purchased intangibles and goodwill are not deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on purchased intangibles (other than goodwill), which will be reflected as a tax benefit on our future consolidated statements of income in proportion to and over the amortization period of related intangible assets.

We have not identified any material unrecorded preacquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

Note 5 - Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows as of September 30, 2007:

Amended contract amount	$212,876,483
Revenue recognized to date	112,325,095
Unearned contract amount - backlog	$100,551,388

Costs incurred to date	$93,278,854
Estimated cost to complete	81,754,514
Estimated total cost	$175,033,368

Billings to date	$114,045,805

Costs and estimated earnings in excess of billings on incomplete contracts	$6,771,703

Billing in excess of costs and estimated earnings on incomplete contracts	$8,501,456

Backlog is the aggregate contract amount less revenue recognized using percentage-of-completion accounting as described in Note 1 of these consolidated financial statements. The Company recognizes as backlog only those contracts on which it has received signed contracts or executed letters of intent to award a contract from its customers. The Company also verifies funding is in place on the contracts prior to inclusion in backlog.

The various subsidiary companies often function as subcontractors to other subsidiary companies. The above schedule is computed on a consolidated basis. Intercompany contract amounts and billings have been eliminated, and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings have been recomputed based on actual combined costs of the companies.

Note 6 -Long-Term Debt

Notes payable and long-term debt consists of the following:

Collateral	Monthly Installments	Interest Rate	Payable Through	September 30, 2007

Notes payable:
Vehicles and equipment	$430 to $3,861	(A)	2008-2011	$233,869
Unsecured debt - related party		11.58%	2010	5,951,609
Unsecured convertible debt - stockholders		5.00%	2012	1,925,001
				8,110,479
Less current maturities				79,497
Long-term debt for notes - less current maturities				$8,030,982

Line of credit		Prime + 0.50% or LIBOR + 350 bps	2009	$7,538,850

(A)  Amounts include notes related to Company vehicles and various equipment. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 - 48 month periods.

Interest rates on the individual notes range from fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in 2008.

Unsecured Debt - Related Party

All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreement contains prepayment options without prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly. The total debt of $6.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreement. As of September 30, 2007. The Company was in compliance with all covenants except the covenants related to capital expenditures and vehicle purchases. The covenant limits capital expenditures to $0.6 million annually, and the Company has spent approximately $1.4 million as of September 30, 2007. The Company obtained a waiver from the lender curing the default through December 31, 2007, provided that capital expenditures do not exceed $1.8 million for fiscal year 2007. The Company obtained a waiver from the lender curing the vehicle purchase default through October 31, 2007. The Company has cured the default as of November 14, 2007 by prepaying a portion of the vehicle loan indebtedness.

Unsecured Convertible Debt - Stockholders

As part of the merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10 any time after January 1, 2008. The debt may be redeemed by the Company at $10 per share any time after January 1, 2009.

Unsecured Debt - Stockholders

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $.09 million) using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full In August 2007.

Line of Credit Facility

The Company has a line of credit facility totaling $9.0 million. The line of credit is secured by all tangible and intangible assets of the Company excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. Interest is payable quarterly and is calculated at the lender’s base rate greater of (prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at September 30, 2007 was $7.5 million due December 31, 2009 with an interest rate of prime plus 0.5%. The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At September 30, 2007, the Company was in compliance with such covenants. The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $1.5 million at September 30, 2007.

Aggregate maturities required on all debt at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$24,438
2008	79,497
2009	7,595,579
2010	5,995,143
2011	29,671
Thereafter	1,925,001
Total commitment outstanding	$15,649,329

Note 7 - Capitalization of Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. Both leases were triple net leases. A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three 'Nets') on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The leased property, included in property and equipment in the accompanying consolidated balance sheet, amounted to $1.8 million at September 30, 2007. As of September 30, 2007 depreciation of these assets amounted to $27,907.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019 and increase the monthly rental from $23,667 to $24,000. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet. The Company reassessed these leases for proper classification under SFAS No. 13, Accounting for Leases, and determined they remain properly classified as capital leases.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments at September 30, 2007:

Year Ending December 31
2007 (remaining 3 months)	$72,000
2008	288,000
2009	288,000
2010	288,000
2011	288,000
Thereafter	2,208,000
Future minimum lease payments	3,432,000
Less amount of net minimum lease payments attributable to interest	(1,394,252)
Present value of net minimum lease payments	$2,037,748

Current portion of capitalized lease obligations	$96,960
Long-term portion of capitalized lease obligations	1,940,788
$2,037,748

Note 8 - Commitments

The Company leases office space and equipment under operating leases expiring through 2011.

Minimum rental commitments at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$67,450
2008	224,104
2009	104,188
2010	60,352
2011	17,272
Thereafter	-
Total commitment outstanding	$473,366

The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle currently operates under a month-to-month lease arrangement. No lease agreements contain bargain purchase options or similar clauses in which management intends to execute or that are considered material requiring disclosure.

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility. The commitment fee is to be paid quarterly.

Note 9 - Self Insurance

ISI is self-insured to certain limits under its group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a maximum $925,000. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $544,323 at September 30, 2007. ISI has not yet met its stop-loss limit for 2007.

Note 10 - Offerings

Public Offering

In January 2006, Argyle sold 3,700,046 units (which included 75,046 units sold by the underwriters pursuant to a partial exercise of their over-allotment option) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (warrant). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a business combination with a target business or January 24, 2007, and expiring January 24, 2011. The warrants are redeemable by the Company at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending three business days before a notice of redemption is delivered.

Private Placement

In January 2006, Argyle sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Note 11 - Common Stock Reserved for Issuance

As of September 30, 2007, 5,839,342 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described above. In addition, warrants were issued in connection with the notes to stockholders entitling the holder to exercise the warrants for a total of 37,500 shares of stock. In August 2007, the company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 125,000 shares of stock and 90,000 shares of restricted stock.

Note 12 - Redemptive Status of Common Stock

The registration statement for Argyle’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, Argyle would submit such transaction for stockholder approval. Based on the votes submitted, 211,965 shares voted against the proposed ISI business combination and sought to be redeemed for cash. As a result, $1.7 million of net proceeds from the initial public offering which included interest was redeemed to stockholders in August 2007. The 211,965 shares of common stock were cancelled as of August 2007.

Note 13 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

In connection with the merger, and immediately prior to the merger, one of ISI’s unsecured debt holders converted $10.0 million of long-term debt with ISI into shares of ISI preferred stock. Upon closing of the purchase of ISI, the same debt holder received $10.0 million for the preferred stock of ISI.

Note 14 - Agreement With Underwriters

In March 2007, the underwriters from Argyle’s Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. This fee was charged against additional paid-in capital and was payable upon a successful business combination. Based on the redemption of 211,965 shares, $0.08 million related to these waived underwriter fees had been included in payable to redemptive stockholders. Upon closing of the purchase of ISI, Argyle paid approximately $1.4 million for services performed related to Argyle’s Public Offering.

Note 15 - Stockholders’ Equity and Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following is a description of the various grants made and the impact to the financial statements.

2005 - 2006 Options

In July 2005, Argyle granted to its officers, directors, and their respective affiliates certain options, which were exercisable only in the event the underwriters exercised the over-allotment option, to purchase that number of shares enabling them to maintain their 20% ownership interest in the Company (without taking into account the units they purchased in the private placement). The measurement date was deemed to be January 30, 2006, the date the over-allotment was exercised because the number of options to be issued was not known until that date.

In January 2006, the underwriters exercised a portion of the over-allotment option in the amount of 75,046 units. In February 2006, the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507 (or $0.027 per share). The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006, using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the assumptions of weighted-average volatility factor of 0.10; no expected dividend payments; weighted-average risk-free interest rate of 5%; and a weighted-average expected life of 0.13 years.

The fair value of each option was $6.99 per share. All options vested immediately at the measurement date and no further options may be exercised. Compensation expense was recognized immediately and recorded as an operating expense.

Underwriter Options

Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The units issuable upon exercise of these options are identical to those sold in the Public Offering. These options will be exercisable at $8.80 per unit commencing on the later of the consummation of a business combination or one year from January 24, 2006, and expiring January 24, 2011. The options to purchase the 187,500 units and the Securities underlying such units have been deemed compensation by the National Association of Securities Dealers (NASD) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules. Additionally, these options may not be sold, transferred, assigned, pledged, or hypothecated for a one-year period (including the foregoing 180-day period) following January 24, 2006. However, these options may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Argyle accounted for these purchase options as a cost of raising capital and included the instrument as equity in its consolidated balance sheet. Accordingly, there is no net impact on Argyle’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. Argyle has estimated, based upon a Black-Scholes model, that the fair value of the purchase options on the date of sale was approximately $3.40 per unit, (a total value of approximately $0.6 million) using an expected life of five years, volatility of 44%, and a risk-free rate of 5%. However, because Argyle’s units did not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the proposed industry. Argyle believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

2007 Incentive Plan

The 2007 Incentive Plan provides for the grant of distribution equivalent rights, incentive stock options, nonqualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, and unrestricted stock awards for an aggregate of not more than 1,000,000 shares of Argyle’s common stock, to directors, officers, employees, and consultants of Argyle or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto, if any, is again available for grant under the 2007 Incentive Plan. The number of shares of common stock, with respect to which stock options or stock appreciation rights may be granted to a participant under the 2007 Incentive Plan in any calendar year, cannot exceed 150,000.

Except as provided in the 2007 Incentive Plan, awards granted under the 2007 Incentive Plan are not transferable and may be exercised only by the participant or by the participant’s guardian or legal representative. Each award agreement will specify, among other things, the effect on an award of the disability, death, retirement, authorized leave of absence or other termination of employment of the participant. Argyle may require a participant to pay Argyle the amount of any required withholding in connection with the grant, vesting, exercise, or disposition of an award. A participant is not considered a stockholder with respect to the shares underlying an award until the shares are issued to the participant.

In August 2007, the Company awarded a grant of 90,000 restricted common shares (one-third vests on December 31 of each 2008, 2009, and 2010) and 90,000 performance unit shares (vests on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved) to various members of the executive management team.

The Company has estimated that the fair value of the restricted shares was approximately $4.45 per unit, (a total value of approximately $0.4 million) using a discount rate of 40%. The discount estimate was derived using historical data of public companies in the related industry. The Company believes the discount rate estimate calculated from these companies was a reasonable benchmark to use in estimating the expected discount of our shares of common stock.

In August 2007, the Company awarded a grant of 125,000 stock options to various employees, of which 91,000 were ISO and 34,000 were non-qualified. The options have a strike price of $7.80 and vest one-third on December 31 of each of 2008, 2009, and 2010.

The Company has estimated, based upon a Black Scholes model, that the fair value of the stock options on the date of grant was approximately $2.10 per unit, (a total value of approximately $0.3 million), using an expected life of three years, volatility of 49%, and a risk-free rate of 4%. However, because the shares did not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the related industry. The Company believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

Note 16 - Income Taxes

The following temporary differences gave rise to the deferred tax liability at September 30, 2007:

Deferred Tax Liabilities:
Intangibles (non-amortizable)	$(7,325,578)
Property and Equipment	(456,586)
Construction Contracts	(315,069)
Prepaid Assets	(69,449)
Other	(11,401)
Total Deferred Tax Liabilities	(8,178,083)

Deferred Tax Assets:
Net Operating Loss / Capital Loss Carry-forwards	878,682
Allowance for Doubtful Accounts	421,686
Loan Origination Fees	117,423
Capital Leases	89,604
Stock -based Compensation	61,546
Total Gross Deferred Tax Assets	1,568,940
Valuation Allowance	(98,894)
Total Deferred Tax Assets	1,470,046
Net Deferred Tax Liabilities	$(6,708,037)

The valuation allowance is related to capital losses incurred by the Company which can only be used to offset future capital gains. At September 30, 2007, we had net operating loss/charitable contributions carryovers of $2.1 million and capital loss carryovers of $0.2 million that expire September 30, 2026 and September 30, 2009, respectively.

Note 17 - Related-Party Transactions

Other receivables include $81,577 of receivables from related parties, of which $47,577 is attributable to ISI. Amounts represent monies or other assets advanced to employees. Amounts have been paid on these receivables and management believes they are fully collectible.

Argyle has notes payable totaling $1.9 million to stockholders discussed in Note 6.

Note 17 - Related-Party Transactions (continued)

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. ISI recorded contract revenue based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at September 30, 2007 totaled $11.5 million, which is disclosed as contract receivables - related party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that have not been paid in full as of the closing of the merger. The merger agreement provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

As of July 31, 2007 ISI will receive 100% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of September 30, 2007 totaled $25.0 million. All future contracts, bonded and unbonded, will be contracted directly by ISI without involvement by ISI*MCS, Ltd.

Unsecured Debt - Related Party

As part of the ISI merger transaction, a shareholder of ISI had debt totaling $16.0 million of which $10.0 million was paid prior to its original terms. The shareholder became a shareholder of Argyle as part of the merger and holds 486,237 shares of Argyle common stock as of July 31, 2007 and as such, became a related party. The remaining debt to the shareholder (see Note 6) totals $6.0 million.

Note 18 - Segment Information

The Company’s segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, management analyzes the various operating segments based on segment income before income taxes. The customers and long-lived assets of the reportable segments are in the United States. The Company has three reportable segments that reflect the current management of its business: (1) ISI Detention; (2) MCS Detention; and (3) MCS Commercial.

ISI Detention offers a complete array of electronic security system solutions revolving around electronic locking systems and hardware, security doors and frames, jail furniture, security glazing, and other security-based systems. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, ISI Detention’s product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support, and full installation capabilities.

MCS Detention specializes in turnkey installations for public- and privately-owned/operated detention facilities. MCS Commercial has built a parallel business targeting commercial and industrial facilities. MCS Detention designs, assembles, supplies, installs, and maintains access control, video, and integrated electronic control systems for correctional and government facilities throughout the United States. It also provides the above goods and services to detention market integrators, electrical contractors, and competitors of ISI that lack their own in-house electronic solutions.

Note 18 - Segment Information (continued)

MCS Commercial currently operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI.
The results for the thrree and nine month ended September 30, 2007 represent the two months of activity for the Company since the date of the acquisition of ISI on July 31, 2007. The predecessor information for the three and nine months ended September 30, 2006 represent the full results for those respective time periods.

The Company derived the pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and the nine months ended September 30, 2006, and (ii) the unaudited consolidated financial statements of the Company for the nine months ended September 30, 2007 and September 30, 2006. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company or ISI. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the $10.0 million of principal of the unsecured debt of a related party) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets of ISI. Additionally, the pro forma results of operations do not include approximately $1.4 million in non-recurring charges relating to the stock appreciation rights incurred in connection with the acquisition.

The results for the thrree and nine month ended September 30, 2007 represent the two months of activity for the Company since the date of the acquisition of ISI on July 31, 2007. The predecessor information for the three and nine months ended September 30, 2006 represent the full results for those respective time periods.

Argyle Security, Inc.
Segment Information for the Nine Months Ended 2007 & 2006
(unaudited)

			Predecessor (ISI)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006
Industry Segment (in $)

Net Revenues:
ISI Detention	$9,340,490	$9,340,490	$9,753,455	$21,326,269
MCS Detention	4,501,561	4,501,561	2,889,179	9,919,561
MCS Commercial	5,423,640	5,423,640	6,570,854	16,599,478
Corporate	-	-	-	-
Eliminations	(2,173,217)	(2,173,217)	(3,759,184)	(6,611,503)
Total	$17,092,474	$17,092,474	$15,454,304	$41,233,805

Operating Income / (Loss):
ISI Detention	$344,024	$344,024	$539,912	$268,331
MCS Detention	24,728	24,728	(69,441)	1,295,906
MCS Commercial	156,201	156,201	457,451	636,322
Corporate	(890,723)	(1,411,042)	-	-
Eliminations	411,316	411,316	99,891	210,870
Total	$45,546	$(474,773)	$1,027,813	$2,411,429

Total Assets:
ISI Detention	$72,904,116	$72,904,116	$23,866,660	$23,866,660
MCS Detention	5,091,536	5,091,536	2,421,830	2,421,830
MCS Commercial	6,811,175	6,811,175	4,358,558	4,358,558
Corporate	5,363,150	5,363,150	-	-
Eliminations	(8,753,433)	(8,753,433)	473,500	473,500
Total	$81,416,544	$81,416,544	$31,120,548	$31,120,548

Pro forma revenues for the nine months ended September 2007 increased by $19.0 million or 46.1% over the same period revenues in 2006. For the same period operating income increased by $2.3 million or 387.9%. Pro forma operating income for the nine months ended in 2007 operating income (as a percentage of revenue) more than tripled to 4.8% of revenues as compared to 1.4% for the same period in 2006.

Note 19 - Subsequent Events

In October 2007, the Company awarded a grant of 15,000 restricted shares1 and 15,000 performance unit shares2 to various members of the executive management team.

1  One-third vests on December 31 of each of 2008, 2009, and 2010.

2  Vests on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved.

Pro forma results for the nine months ended September 2007 revenues increased by $19.0 million or 46.1% over the same period revenues in 2006. For the same period operating income increased by $2.3 million or 387.9%. Pro forma operating income for the nine months ended in 2007 operating income (as a percentage of revenue) more than tripled to 4.8% of revenues as compared to 1.4% for the same period in 2006.

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

Overview

Argyle Security Acquisition Corporation (the “Company” or “Argyle”) is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the security industry.

On December 8, 2006, Argyle, Argyle’s wholly-owned subsidiary ISI Security Group, Inc. (the "Merger Subsidiary") and ISI Detention Contracting Group, Inc. (“ISI”) entered into a merger agreement, as amended on June 29, 2007 and July 11, 2007, pursuant to which the Merger Subsidiary would merge into ISI and ISI would become a wholly-owned subsidiary of Argyle.

On July 30, 2007, the stockholders of the Company approved the Company's acquisition of ISI. Stockholders also approved (i) an amendment to the Company's Certificate of Incorporation to change its name to "Argyle Security, Inc.," (ii) the Company's 2007 Omnibus Incentive Compensation Plan, and (iii) an amendment to the Company’s certificate of incorporation to remove certain provisions from the certificate that were no longer applicable after the business combination was consummated.

On July 31, 2007, pursuant to the terms of the merger agreement, the Company acquired all of the assets and liabilities of ISI through the merger of its Merger Subsidiary into ISI. As a result of the merger, ISI became a wholly-owned subsidiary of the Company. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company. The accompanying unaudited consolidated financial statements include the results of operations for ISI from August 1, 2007 to September 30, 2007.

ISI is a provider of security solutions to commercial, governmental, and correctional customers and specializes in turnkey installations, including design, engineering, supply, and the installation of various security-related equipment. As a security solutions provider, ISI has the ability to interview a customer that needs security for a project and determine that customer’s needs in light of the products and technology available within the customer’s budget. ISI, using its expertise in the security industry, then develops security systems that answer the customer’s needs using hardware and software that is available in the marketplace from third party vendors, as well as its own proprietary software. The work is performed under fixed-price contracts. The length of the contracts varies but is typically less than two years.

ISI participates in the perimeter security, access control and video and design consultation segments in the correctional sector through its ISI-Detention and MCS-Detention subsidiaries and in the commercial / industrial / educational sectors through its MCS-Commercial subsidiary. ISI also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging, and other custom-designed systems.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We have engaged a third party appraiser to assist us in performing a valuation of ISI's assets and liabilities in accordance with SFAS No. 141. The depreciation and amortization expense adjustments are based on preliminary valuation estimates of ISI's tangible and intangible assets described in Note 4 to the unaudited consolidated financial statements. The final valuation, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected herein. Any material change in the valuation estimates and related allocation of the purchase price could materially impact our depreciation and amortization expenses and our actual and pro forma results of operations. The accompanying unaudited consolidated statements of operations reflect the operating results of ISI since August 1, 2007.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on the accompanying unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis, including those related to revenue recognition based on the percentage-of-completion methodology, sales allowances, recognition of service sales revenues, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, investments and income taxes. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

Percentage-of-Completion Estimates - ISI uses percentage-of-completion accounting to determine revenue and gross margin earned on projects. Estimating the percentage completion on a project is a major critical estimate that ISI depends on. This estimate is determined as follows:

Construction Contracts:

1. The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor, and labor.

2. As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.

3. The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.

4. On a monthly basis, management, along with project managers, who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost to complete estimate calculated by the management and the project managers differs, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the  percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases  the percentage complete on the project.

5. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. ISI recognizes revenues on signed contracts and change orders. ISI generally recognizes revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. ISI generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage of completion.

These estimates of percentage completion of a project determine the amounts of revenues and gross margin that are earned to date on a project. For example, if a contract is $100,000 with a 20% gross margin of $20,000, then a project that is estimated to be 50% complete accrues $50,000 in revenues and $10,000 in gross margin. If the percentage completed is adjusted to 25%, then the revenues on the contact would be $25,000, and the earned gross margin would be $5,000. These estimates would be changed in the current month, and the actual accrual of the revenue and gross margin earned on this project would be reduced in the current month.

Another effect of the change in the estimated costs and percentage complete, is that it changes the percentage of gross margin earned. For example, in the project mentioned above, if the estimated costs changed to 90% from 80% because of projected cost overruns, this would then reduce the gross margin percentage to 10% from 20%. Management attempts to recognize losses (overruns of cost estimates) as soon as they can be quantified. Management attempts to recognize gains (under-runs of cost estimates) when they can be quantified and are certain.

Costs incurred prior to award of contracts are expensed as incurred. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset “Costs and estimated earnings in excess of billings on incomplete contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability “Billings in excess of costs and estimated earnings on incomplete contracts” represents billings in excess of revenues recognized.

Service Sales - Service revenues are recognized when the services have been delivered to and accepted by the customer. These are generally short-term projects which are evidenced by signed service agreements or customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by the Company.

IBNR Estimates for Health Insurance - On an annual basis, the Company estimates its health insurance cost, for its self insured employee base at the acquired company ISI, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. The Company uses the average claims history for the trailing the twelve months as its basis for accruing health care cost. This accrual is automated and is part of the payroll function for each pay period.

Deferred income taxes - Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Allowance for Doubtful Accounts - Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over a trailing five year period are compared on a percentage basis to the aggregate sales for the same period. The resulting percentage is applied to the sales for year to date and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

Non Cash Compensation Expense - On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Purchase options (ISO / non-qualified) grants:

On a quarterly basis, the Company computes the value of newly issued purchase options (ISO and non-qualified) by utilizing the Black Scholes valuation model based upon their expected life vesting period, industry comparables for volatility and the risk-free rate on US Government securities with matching maturities. The value of the purchase options are then straight-line expensed over the life of the purchase options.

Restricted and performance stock grants:

On a quarterly basis, the Company computes the value of newly issued stock grants by discounting the share price as of the award date. The discount rate is determined by management by utilizing similar rates for industry and security type as provided by various valuation firms. The value of the common shares are then straight-line expensed over the life of the corresponding vesting period.

Pro Forma Financial Information

The acquisition of ISI is our first business combination and accordingly we do not believe a comparison of the results of operations and cash flows for the quarter and nine months ended September 30, 2007 versus September 30, 2006 is very beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the quarters and nine months ended September 30, 2007 and September 30, 2006 we are presenting in management’s discussion and analysis section below in the pro forma results of operations for the Company and ISI for the three and nine months ended September 30, 2007 and September 30, 2006 as if the acquisition of ISI occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of ISI for the period from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and the three months and nine ended September 30, 2006, and (ii) our unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006. Additionally, Argyle also presents the pro forma financial statements adjusted to exclude the amortization of intangible assets and goodwill associated with the merger since the amortization expense may not be indicative of future expenditures or business combinations. We are presenting the pro forma information and adjusted pro forma information in order to provide a more meaningful comparison of our operating results with prior periods.

The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of us or ISI. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of EBITDA and pro forma and adjusted pro forma results is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

EBITDA (earnings before interest, taxes, depreciation and amortization) is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. EBITDA is not a recognized term under GAAP. Argyle and ISI compute EBITDA using the same consistent method from quarter to quarter. Below is a reconciliation of EBITDA to net loss. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Argyle Security, Inc
Adjusted Pro Forma Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net revenues:
Contract revenues	$12,836,317	$5,874,343	$30,617,766	$18,867,183
Contract revenues - related party	8,132,200	7,689,881	21,298,650	17,447,945
Service and other revenues	2,618,961	1,890,081	8,309,825	4,918,677
	$23,587,478	$15,454,305	$60,226,241	$41,233,805
Cost of revenues:
Contract costs	16,117,788	10,807,659	40,212,278	29,018,321
Service and other costs, excluding amortization of intangibles	1,810,152	1,341,557	6,169,651	3,554,670
	17,927,940	12,149,216	46,381,929	32,572,991
Gross profit	5,659,538	3,305,089	13,844,312	8,660,814

Selling, general and administrative expenses	4,226,857	2,841,152	10,958,813	8,069,396
Operating income / (loss)	1,432,681	463,937	2,885,499	591,419

Other income / (expense):
Bank interest income	65,706	62,297	187,339	182,755
Interest expense	(479,379)	(390,811)	(1,305,854)	(1,062,968)
	(413,673)	(328,514)	(1,118,514)	(880,213)
Income / (loss) before provision for income taxes	1,019,008	135,424	1,766,985	(288,794)
Provision for income taxes	387,223	51,461	671,454	(109,742)
Net income / (loss)	$631,785	$83,963	$1,095,531	$(179,052)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	6,838,828	6,673,141	6,817,980	6,274,709

Net income / (loss) per share:
Basic	$0.11	$0.01	$0.19	$(0.03)
Diluted	$0.09	$0.01	$0.16	$(0.03)

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	6,838,828	6,673,131	6,817,980	6,274,709

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$0.11	$0.01	$0.19	$(0.03)
Diluted	$0.09	$0.01	$0.16	$(0.03)

See notes to unaudited financial statements

Reconciliation of GAAP Net Income / (Loss) to Adjusted Pro Forma Net Income / (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

GAAP Net Income	$ (14,960)	$ 133,370	$ (14,725)	$ (460,185)

Pro Forma Adjustments - Addbacks / (Reductions):
Argyle Salary Expense (Increase) for Management Team for 2006 and 2007	(50,000)	(222,000)	(350,000)	(666,000)
Non-Cash Compensation Expense (Increase) for 2006 amd 2007	(26,693)	(80,078)	(186,848)	(240,233)
SARS Adjustment Expense Reduction for 2007	1,363,645	-	1,363,645	-
Depreciation Expense (Increase) for 2006 and 2007	-	(34,833)	(69,667)	(104,500)
Amortization of Intangibles Expense in COGS (Increase) for 2007 & 2006	(280,063)	(840,189)	(1,960,441)	(2,520,567)
Amortization of Intangibles Expense in SG&A (Increase) for 2007 & 2006	(111,019)	(333,057)	(777,133)	(999,171)
Interest Income (Reduction) for 2006 and 2007	(108,882)	(325,549)	(762,820)	(781,609)
Interest Expense Reduction for 2006 and 2007	53,576	623,399	2,127,162	1,915,936
GAAP Net Income / (Loss) for July 2007	364,698	-	364,698	-
GAAP Net Income / (Loss) for January 2007 - June 2007	-	-	(495,811)	-
Change in Taxes from GAAP versus Pro Forma Net Income / (Loss)	(1,285,930)	435,487	(324,769)	1,495,038
Pro Forma Net Income / (Loss)	$(95,627)	$(643,450)	$(1,086,707)	$(2,361,290)
Amortization of Intangibles Expense in COGS Reduction for 2007 & 2006	840,189	840,189	2,520,567	2,520,567
Amortization of Intangibles Expense in SG&A Reduction for 2007 & 2006	333,057	333,057	999,171	999,171
Change in Taxes from GAAP versus Pro Forma Net Income / (Loss)	(445,833)	(445,833)	(1,337,500)	(1,337,500)
Adjusted Pro Forma Net Income / (Loss)	$631,785	$83,963	$1,095,531	$(179,052)
Interest, net	413,673	328,514	1,118,514	880,213
Non-cash compensation expense (123R)	80,078	80,078	240,233	240,233
Depreciation	227,010	261,843	771,866	806,144
Amortization	87,360	87,360	262,080	262,080
Taxes, net	387,223	51,461	671,454	(109,742)
Normalized Pro Forma EBITDA	$1,827,128	$893,218	$4,159,677	$1,899,875

Nine months ended:
				9/30/2007				9/30/2006	Percent increase <decrease>
	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total
Revenues

Contract Revenues	22,714,661	13,480,360	15,721,396	51,916,417	14,650,895	9,795,347	11,868,887	36,315,129	55.0%	37.6%	32.5%	43.0%
Service Revenues	42,093	144,663	8,106,088	8,292,844	82,064	122,750	4,677,065	4,881,879	-48.7%	17.9%	73.3%	69.9%
Other Revenue	12,764	1,586	2,630	16,980	22,090	1,464	13,243	36,797	-42.2%	8.3%	-80.1%	-53.9%

Total Revenue	22,769,518	13,626,609	23,830,114	60,226,241	14,755,049	9,919,561	16,559,195	41,233,805	54.3%	37.4%	43.9%	46.1%
% of Total	37.8%	22.6%	39.6%	100.0%	35.8%	24.1%	40.2%	100.0%

Cost of Revenues

Contract Cost	17,299,439	10,151,676	12,761,162	40,212,277	11,691,659	7,295,635	10,031,027	29,018,321	48.0%	39.1%	27.2%	38.6%
Service Cost	27,788	136,590	6,005,274	6,169,652	65,419	114,394	3,374,857	3,554,670	-57.5%	19.4%	77.9%	73.6%
Other Cost	-	-

Total Cost	17,327,227	10,288,266	18,766,436	46,381,929	11,757,078	7,410,029	13,405,884	32,572,991	47.4%	38.8%	40.0%	42.4%

Gross Margin

GM - Revenue	5,415,222	3,328,684	2,960,234	11,704,140	2,959,236	2,499,712	1,837,860	7,296,808	83.0%	33.2%	61.1%	60.4%
GM - Service	14,305	8,073	2,100,814	2,123,192	16,645	8,356	1,302,208	1,327,209	-14.1%	-3.4%	61.3%	60.0%
GM - Other	12,764	1,586	2,630	16,980	22,090	1,464	13,243	36,797	-42.2%	8.3%	-80.1%	-53.9%

Total Gross Margin	5,442,291	3,338,343	5,063,678	13,844,312	2,997,971	2,509,532	3,153,311	8,660,814	81.5%	33.0%	60.6%	59.9%
% of Total	39.3%	24.1%	36.6%	100.0%	34.6%	29.0%	36.4%	100.0%

Gross Margin %

GM - Revenue	23.8%	24.7%	18.8%	22.5%	20.2%	25.5%	15.5%	20.1%	18.0%	-3.2%	21.6%	12.2%
GM - Service	34.0%	5.6%	25.9%	25.6%	20.3%	6.8%	27.8%	27.2%	67.6%	-18.0%	-6.9%	-5.8%
GM - Other	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%

Total Gross Margin	23.9%	24.5%	21.2%	23.0%	20.3%	25.3%	19.0%	21.0%	17.6%	-3.2%	11.6%	9.4%

Pro forma results for the nine months ended at September 2007 ISI Detention segment revenues increased by 2.0% of total Company revenues from the same period in 2006. This increase for ISI Detention was mainly offset by the 1.5% reduction of revenues in MCS Detention. The total Company margin increase from 21.0% to 23.0% was directly attributable to the increased margins in the IS Detention (increased 3.6%) and MCS Commercial (increased 2.2%) which had the largest portion of revenues. As previously discussed the reduction in the MCS Detention revenue mix of 1.5% of total revenues with its decreased margins of 0.8% only minimally impacted the overall Company increase.

Discussion of Financial Results

Revenues

More than 85% of ISI’s revenues are generated by fixed-price contracts. The success of a fixed-price contract is based in large part upon the quality of the process utilized when estimating the costs that will be incurred in performing the contract. The larger the project and the longer the term of completion of the contract, the greater the number of variable factors there are to be considered and evaluated in estimating costs. A successful estimating process requires substantial experience and judgment. Management is aware of the significant need for experience and qualified estimating personnel and regularly monitors the estimating process and its results.

The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by ISI’s competitors on the same project. Other bidders may bid exceptionally low (even at a loss) in order to secure a contract that the competitor may desperately need in order to maintain at least a modest level of cash flow, or for other reasons. Management must evaluate the bids that were submitted in competition with ISI’s bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review, conducted regularly, provides management with an ongoing general basis for evaluating the estimating process that results in fixed price contracts. Evaluating the results of bidding competitions allows management to evaluate the Company’s estimating capabilities at the beginning or “front-end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

ISI also generates service revenues. These are generally short-term projects which are evidenced by signed service agreements, customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by ISI. Service revenues are recognized when the services have been delivered to and accepted by the customer.

This is our first quarter of reportable revenues. Prior to our acquisition of ISI, we had no revenues.

Cost of Revenues

Cost of revenues consists the direct costs to complete a material fixed-price contract and include variable costs related to the project, such as material, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, truck expenses utilized on those projects and cell phones of the personnel while they are on those projects. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary. Cost of revenues also includes depreciation and amortization expense on assets used in the manufacturing process.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses.

Results of Operations for the nine-month periods ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, we had a net loss of ($14,725) compared to a net loss of ($81,875) for the corresponding period in 2006. The results of operations for the nine months ended September 30, 2007 include the results of operations for ISI from August 1, 2007 through September 30, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

For the nine months ended September 30, 2007, we had pro forma net loss of ($1,086,707) compared to a pro forma net loss of ($2,361,290) for the corresponding period in 2006. For the nine months ended September 30, 2007, we had a adjusted pro forma net income of $1,095,531 compared to a adjusted pro forma net loss of ($179,052) for the corresponding period in 2006. The results for the nine months ended September 30, 2007 include the results of operations for ISI from January 1, 2007 through September 30, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in a trust account.

Revenues

This is our first quarter of reportable revenues. Prior to our acquisition of ISI, we had no revenues.
Adjusted Pro Forma Net Revenues

The following table presents adjusted pro forma net revenues for the nine months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Net Revenues
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2007		September 30, 2006		Increase / (Decrease)
		% of Net		% of Net		% Inc /
	Amount	Revenue	Amount	Revenue	Amount	(Decr)
Contract revenues	$30,617,766	50.8	$18,867,183	45.8	$11,750,583	62.3%
Contract revenues - related party	21,298,650	35.4	17,447,945	42.3	3,850,705	22.1%
Service and other revenues	8,309,825	13.8	4,918,677	11.9	3,391,148	68.9%
Net revenues	$60,226,241	100.0	$41,233,805	100.0	$18,992,436	46.1%

  On a pro forma and adjusted pro forma basis, ISI had revenues of $60.2 million (including related party revenue of $21.3 million) and $41.2 million (including related party revenue of $17.4 million) for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $19.0 million or 46.1%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of the market. Also, the Company has focused on building service revenue base by adding salespeople and improving performance to retain more customers, which has contributed to the increase in service revenues by approximately 68.9% over the same period last year.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned 67.0% by Sam Youngblood, CEO of ISI, and 33.0% by Don Carr, President of ISI).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that require bonding. The performance of those contracts is subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work is for third party customers of ISI*MCS that require bonded contracts.  After the merger, ISI*MCS will no longer provide bonding and subcontract work to ISI and ISI will secure its own bonding capacity and use that bonding capacity to directly enter into bonded contracts with third party customers, thereby eliminating the need to contract for the work as a subcontractor to ISI*MCS. After the merger, the amount of “Revenues - related party” will decrease annually as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

The pro forma and adjusted pro forma revenue mix was 86.2% contract revenues and 13.8% service revenues for the nine months ended September 30, 2007 compared to 88.1% and 11.9%, respectively, for the corresponding period in 2006.

Cost of Revenues

This has been our first quarter of reportable cost of revenues. Prior to our acquisition of ISI, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table presents adjusted pro forma cost of revenues for the nine months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Cost of Revenues
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract costs	$40,212,278	66.8	$29,018,321	70.4	$11,193,957	38.6%
Service and other costs, excluding amortization of intangibles	6,169,651	10.2	3,554,670	8.6	2,614,981	73.6%
Adjusted pro forma total cost of revenues	$46,381,929	77.0	$32,572,991	79.0	$13,808,938	42.4%
Amortization of intangibles	2,520,567	4.2	2,520,567	6.1	-	-
Pro forma cost of revenues	$48,902,496	81.2	$35,093,558	85.1	$13,808,938	39.3%

On a pro forma basis, cost of revenues increased by $13.8 million, or 39.3%, to $48.9 million for the nine months ended September 30, 2007, compared to $35.1 million for the corresponding period in 2006. On a adjusted pro forma basis, cost of revenues increased by $13.8 million, or 42.4%, to $46.4 million for the nine months ended September 30, 2007, compared to $32.6 million for the corresponding period in 2006. The increase in cost of sales resulted from ISI working on a greater number of projects in 2007 than in 2006. However, while the number of projects rose from 2006, the relative percentage of material cost and labor cost remained relatively constant between the two periods.

The amortization of acquired backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of ISI on July 31, 2007. The impact of this amortization (which was excluded from pro forma cost of sales for the adjusted cost of sales) for the nine months ended September 30, 2007 was $2.5 million.

Gross Margin

This has been our first quarter of reportable gross margin. Prior to our acquisition of ISI, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table presents adjusted pro forma gross margin for the nine months ended September 30, 2007 and September 31, 2006:
	Adjusted Pro Forma Gross Margin
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma gross margins	$13,844,312	23.0	$8,660,814	21.0	$5,183,498	59.9%
Amortization of intangibles	(2,520,567)	(4.2)	(2,520,567)	(6.1)	-	-
Pro forma gross margins	$11,323,745	18.8	$6,140,247	14.9	$5,183,498	84.4%

On a pro forma basis for the nine months ended September 30, 2007, there was gross margin of $11.3 million compared to a gross margin of $6.1 million for the corresponding period in 2006. On a adjusted pro forma basis for the nine months ended September 30, 2007, there was gross margin of $13.8 million compared to a gross margin of $8.7 million for the corresponding period in 2006. The increase in adjusted gross margin was directly attributable to increased revenue levels and decreased cost of revenues resulting from the development of software to automate production which allows for efficiencies in production, thus increasing gross margin. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. The service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management.

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the nine months ended September 30, 2007 and 2006.

 Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses. Selling, general, and administrative expenses increased to $4.1 million for the nine months ended September 30, 2007, compared to $0.8 million for the corresponding period in 2006. The expense increase is attributed to the acquisition of ISI on July 31, 2007.

Adjusted Pro Forma Selling, General and Administrative Expenses

The following table presents adjusted pro forma selling, general and administrative expenses for the nine months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)

	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Selling, general and administrative expenses	$10,958,813	18.2	$8,069,396	19.6	$2,889,418	35.8%
Amortization of intangible assets	-	0.0	-	0.0	-	0.0%
Adjusted pro forma total operating expenses	$10,958,813	18.2	$8,069,396	19.6	$2,889,418	35.8%
Amortization of intangible assets	999,171	1.7	999,171	2.4	-	0.0%
Pro forma total operating expenses	$11,957,984	19.9	$9,068,567	22.0	$2,889,418	31.9%

On a pro forma basis, selling, general and administrative expenses increased $2.9 million to $12.0 million for the nine months ended September 30, 2007 from $9.1 million for the corresponding period in 2006. On a adjusted pro forma basis, selling, general and administrative expenses increased $2.9 million to $10.9 million for the nine months ended September 30, 2007 from $8.0 million for the corresponding period in 2006. The increase is primarily due to additional expenses needed to support the increased number of projects on which ISI is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity..

Additionally, $1.4 million in compensation expense related to stock appreciation rights granted in connection with the acquisition that were recorded by ISI in July 2007 have been excluded from pro forma and adjusted pro forma selling, general and administrative expenses. The amortization of customer base and software has been allocated to selling, general, and administrative expenses and primarily relates to the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma cost of sales for the adjusted cost of sales, for the nine months ended September 30, 2007 and 2006 was $1.0 million.

Interest, net and Other Income

Total interest, net and other income represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition and interest expense for interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007. Total interest, net and other income for the nine months ended September 30, 2007 was $0.5 million compared to $0.9 million for the corresponding period in 2006.

Adjusted Pro Forma Interest Income and Interest Expense

The following table presents adjusted pro forma interest and other income for the nine months ended September 30, 2007 and September 31, 2006:
	Adjusted Pro Forma Interest, net
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Interest on cash and cash equivalents held in trust	$-	0.0	$-	0.0	$-	0.0%
Interest expense	(1,305,854)	(2.2)	(1,062,968)	(2.6)	(242,886)	22.8%
Interest, net	$(1,305,854)	(2.2)	$(1,062,968)	(2.6)	$(242,886)	22.8%

 Pro forma and adjusted pro forma net interest for the nine months ended September 30, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition. Interest expense increased to $(1.3) million from for the three months ended September 30, 2007 from $(1.1) million for the corresponding period in 2006. Interest expense for the nine months ended September 30, 2007 and 2006 mainly represents interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007.

Adjusted Pro Forma Interest and Other Income

The following table presents adjusted pro forma interest and other income for the nine months ended September 30, 2007 and September 30, 2006:

	Normalized Pro Forma Other Income, net
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Other income / (expense)	$-	0.0	$-	0.0	$-	0.0%
Bank interest income	187,339	0.3	182,755	0.4	4,584	2.5%
Total other income / (expense)	$187,339	0.3	$182,755	0.4	$4,584	2.5%

On a pro forma and adjusted pro forma basis, interest and other income remained unchanged at ($0.2) million for the nine months ended September 30, 2007 and 2006.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

	Adjusted Pro Forma EBITDA
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Pro Forma EBITDA	$4,159,677	6.9	$1,899,875	4.6	$2,259,802	118.9%

Pro forma and adjusted pro forma EBITDA rose by 118.9% to $4.2 million in the third quarter of 2007, compared to $1.9 in the prior year period. The EBITDA margin increased to 6.9% from 4.6%.

Results of Operations for the three-month periods ended September 30, 2007 and 2006

For the three months ended September 30, 2007, we had a net loss of ($116,119) compared to a net income of $63,060 for the corresponding period in 2006. The results of operations for the three months ended September 30, 2007 include the results of operations for ISI from August 1, 2007 through September 30, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

For the three months ended September, 2007, we had a pro forma net loss of ($95,627) compared to a pro forma net loss of ($643,450) for the corresponding period in 2006. For the three months ended September, 2007, we had a adjusted pro forma net income of $631,755 compared to a adjusted pro forma net income of $83,963 for the corresponding period in 2006. The results for the three months ended September 30, 2007 include the results of operations for ISI from August 1, 2007 through September 30, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in a trust account.

Revenues

This is our first quarter of reportable revenues. Prior to our acquisition of ISI, we had no revenues.

Adjusted Pro Forma Net Revenues

The following table presents adjusted pro forma net revenues for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Net Revenues
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract revenues	$12,836,317	54.4	$5,874,343	38.0	$6,961,974	118.5%
Contract revenues - related party	8,132,200	34.5	7,689,881	49.8	442,319	5.8%
Service and other revenues	2,618,961	11.1	1,890,081	12.2	728,880	38.6%
Net revenues	$23,587,478	100.0	$15,454,305	100.0	$8,133,173	52.6%

On a pro forma and adjusted pro forma basis, ISI had revenues of $23.6 million (including related party revenue of $8.1 million) and $15.4 million (including related party revenue of $8 million) for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $8.1 million or 52.6%. The increase in revenues is largely attributable to the company participating in a greater number of new projects due to better market conditions.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned 67.0% by Sam Youngblood, CEO of ISI, and 33.0% by Don Carr, President of ISI).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that require bonding. The performance of those contracts is subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work is for third party customers of ISI*MCS that require bonded contracts.  After the merger, ISI*MCS will no longer provide bonding and subcontract work to ISI and ISI will secure its own bonding capacity and use that bonding capacity to directly enter into bonded contracts with third party customers, thereby eliminating the need to contract for the work as a subcontractor to ISI*MCS. After the merger, the amount of “Revenues - related party” will decrease annually as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

The pro forma revenue and adjusted pro forma revenue mix at 88.9% contract revenues and 11.1% service revenues for the three months ended September 30, 2007 compared to 87.8% and 12.2%, respectively, for the corresponding period in 2006.

Cost of Revenues

This has been our first quarter of reportable cost of revenues. Prior to our acquisition of ISI, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table presents adjusted pro forma cost of revenues for the three months ended September 30, 2007 and September 31, 2006:
	Adjusted Pro Forma Cost of Revenues
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract costs	$16,117,788	68.3	$10,807,659	69.9	$5,310,129	49.1%
Service and other costs, including amortization of intangibles	1,810,152	7.7	1,341,557	8.7	468,595	34.9%
Adjusted pro forma total cost of revenues	$17,927,940	76.0	$12,149,216	78.6	$5,778,724	47.6%
Amortization of intangibles	840,189	3.6	840,189	5.5	-	-
Pro forma cost of revenues	$18,768,129	79.6	$12,989,405	84.1	$5,778,724	44.5%

On a pro forma basis, cost of revenues increased by $5.8 million or 44.5% to $18.8 million for the three months ended September 30, 2007, compared to $13.0 million for the corresponding period in 2006. On a adjusted pro forma basis, cost of revenues increased by $5.8 million or 47.6% to $17.9 million for the three months ended September 30, 2007, compared to $12.1 million for the corresponding period in 2006. Adjusted pro forma revenues increased 52.6%; however, the corresponding pro forma cost of revenues as a percentage of revenue decreased resulting in an increase in the overall gross margin. The increase in cost of sales resulted from ISI working on a greater number of projects in 2007 than in 2006. However, while the number of projects rose from 2006, the relative percentage of material cost and labor cost remained relatively constant between the two periods.

The amortization of acquired backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma cost of sales for the adjusted cost of sales, for the three months ended September 30, 2007 and 2006 was $0.8 million.

Gross Margin

This has been our first quarter of reportable gross margin. Prior to our acquisition of ISI, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table presents adjusted pro forma gross margin for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Gross Margin
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount)	% Inc / (Decr)
Adjusted pro forma gross margins	$5,659,538	24.0	$3,305,089	21.4	$2,354,449	71.2%
Amortization of intangibles	(840,189)	(3.6)	(840,189)	(5.5)	-	-
Pro forma gross margins	$4,819,349	20.4	$2,464,900	15.9	$2,354,449	95.5%

On a pro forma basis for the three months ended September 30, 2007, there was gross margin of $4.8 million compared to a gross margin of $2.5 million for the corresponding period in 2006. On a adjusted pro forma basis for the three months ended September 30, 2007, there was gross margin of $5.7 million compared to a gross margin of $3.3 million for the corresponding period in 2006. The increase in adjusted gross margin was directly attributable to increased revenue levels and decreased cost of revenues resulting from the development of software to automate production which allows for efficiencies in production, thus increasing gross margin. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. The service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management.

The aforementioned amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the three months ended September 30, 2007 and 2006.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses. Selling, general and administrative expenses increased to $3.6 million for the three months ended September 30, 2007, compared to $0.2 million for the corresponding period in 2006. The expense increase is attributed to the acquisition of ISI on July 31, 2007.

Adjusted Pro Forma Selling, General, and Administrative Expenses

The following table presents adjusted pro forma selling, general and administrative expenses for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Selling, general and administrative expenses	$4,226,857	17.9	$2,841,152	18.4	$1,385,705	48.8%
Amortization of intangible assets	-	-	-	0.0	-	0.0%
Adjusted pro forma total operating expenses	$4,226,857	17.9	$2,841,152	18.4	$1,385,705	48.8%
Amortization of intangible assets	333,057	1.4	333,057	2.2	-	0.0%
Pro forma total operating expenses	$4,559,914	19.3	$3,174,209	20.5	$1,385,705	43.7%

On a pro forma basis, selling, general, and administrative expenses increased $1.4 million to $4.6 million for the three months ended September 30, 2007 from $3.2 million for the corresponding period in 2006. On a adjusted pro forma basis, selling, general, and administrative expenses increased $1.4 million to $4.2 million for the three months ended September 30, 2007 from $2.8 million for the corresponding period in 2006. The increase is primarily due to additional expenses needed to support the increased number of projects on which ISI is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company.

Additionally, $1.4 million in compensation expense related to stock appreciation rights granted in connection with the acquisition that were recorded by ISI in July 2007 have been excluded from pro forma and adjusted pro forma selling, general and administrative expenses. The amortization of customer base and software has been allocated to selling, general, and administrative expenses and primarily relates to the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma cost of sales for the adjusted cost of sales, for the nine months ended September 30, 2007 and 2006 was $0.3 million.

Interest, net and Other Income

Total interest, net and other income represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition and interest expense interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007. Total interest, net and other income for the three months ended September 30, 2007 was ($0.2) million compared to $0.4 million for the corresponding period in 2006.

Adjusted Pro Forma Interest Income and Interest Expense

The following table presents adjusted pro forma interest and other income for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Interest on cash and cash equivalents held in trust	$-	0.0	$-	0.0	$-	0.0%
Interest expense	(479,379)	(2.0)	(390,811)	(2.5)	(88,568)	22.7%
Interest, net	$(479,379)	(2.0)	$(390,811)	(2.5)	$(88,568)	22.7%

 Pro forma and adjusted pro forma net interest for the three months ended September 30, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition. Interest expense, increased to $(0.5) million from for the three months ended September 30, 2007 from $(0.4) million for the corresponding period in 2006. Interest expense for the three months ended September 30, 2007 and 2006 mainly represents interest on our line of credit, unsecured subordinated debt, and bridge notes issued in April 2007.

Adjusted Pro Forma Interest and Other Income

The following table presents adjusted pro forma interest and other income for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Other income / (expense)	$-	0.0	$-	0.0	$-	0.0%
Bank interest income	65,706	0.3	62,297	0.4	3,409	5.5%
Total other income / (expense)	$65,706	0.3	$62,297	0.4	$3,409	5.5%

On a pro forma and adjusted pro forma basis, interest and other income remained relatively unchanged $65,706 for the three months ended September 30, 2007 from $62,297 for the corresponding period in 2006.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

	Adjusted Pro Forma Operating Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Pro Forma EBITDA	$1,827,128	7.7	$893,218	5.8	$933,910	104.6%

Pro forma and adjusted pro forma EBITDA rose 104.6% to $1.8million, compared to $0.9 million for the same three quarters. The EBITDA margin increased to 7.7%, up from 5.8%.

Liquidity and Capital Resources

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. In January 2006, Argyle completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $0.9 million. On January 30, 2006, Argyle consummated its initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from Argyle one share of Argyle’s common stock at an exercise price of $5.50 per share commencing on the later of the completion of a business combination or January 24, 2007 and expiring January 24, 2011. Argyle’s common stock and warrants started trading separately as of September 2, 2006.

Net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the Public Offering and the Private Placement were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering which was paid to them upon completion of the business combination. All amounts held in trust were released at July 31, 2007 to fund the ISI acquisition.

In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

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

On July 31, 2007, Argyle consummated a business combination, acquiring 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries (ISI), the value of which the Board of Directors determined was greater than 80% of Argyle’s assets at the time of the merger. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

Argyle has used an estimated $20.5 million (excluding Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI. Additionally, Argyle has incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb and Loeb of $0.5 million, $0.6 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.3 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million incurred by ISI (related primarily to attorney, brokerage and accounting fees).

As part of the ISI merger, public stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares. The per share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, net of taxes paid and payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $0.5 million plus interest). Approximately $1.6 million was paid to redemptive shareholders in August of 2007.

In the 2006 annual report on Form 10-K, Argyle disclosed that declining cash available outside the trust account and the lack of assurance that the Company would be able to successfully complete a business combination within the required time frame raised substantial doubt about Argyle’s ability to continue as a going concern. Subsequent to the acquisition, management believes that cash on hand, after payments to redeeming stockholders, in addition to cash provided by the operations of ISI, will be sufficient to meet Argyle's working capital requirements for the next twelve months.

Working Capital

Argyle’s primary liquidity needs are for financing ISI’s working capital (including premiums and fees incurred in connection with bid and performance bonds) and their purchase of computers and related equipment. The nature of its business and operations as a detention contractor causes cash flow from operations to be highly volatile. Its large construction contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts. ISI has in place a credit facility to allow it to manage its working capital requirements.

At September 30, 2007, we had current assets of $40.9 million and current liabilities of $21.5 million resulting in a working capital surplus of approximately $19.4 million compared to a surplus of $6.1 million based upon ISI’s current assets and liabilities at December 31, 2006.

 Long-Term Debt

Notes payable and long-term debt consists of the following:

Collateral	Monthly Installments	Interest Rate	Payable Through	September 30, 2007

Notes payable:
Vehicles and equipment	$430 to $3,864	(A)	2008-2011	$233,869
Unsecured debt - related party		11.58%	2010	5,951,609
Unsecured convertible debt - stockholders		5.00%	2012	1,925,001
				8,110,479
Less current maturities				79,497
Long-term debt for notes - less current maturities				$8,030,982

Line of credit		Prime + 0.50% or LIBOR + 350 bps	2009	$7,538,850

(A)
Amounts include notes related to Company vehicles and various equipment. Vehicle and equipment notes are staggered in regards to their maturity, amortizing over a 36-48 month period. Interest rates on the individual notes range from a fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in 2008.

Unsecured Debt - Related Party

All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreement contains prepayment options without prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly. The total debt of $6.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreement. As of September 30, 2007, the Company was in compliance with all covenants except the covenants related to capital expenditures and vehicle purchases. The covenant limits capital expenditures to $0.6 million, and the Company had spent approximately $1.4 million as of September 30, 2007. The Company obtained a waiver from the lender curing the default through December 31, 2007, provided that capital expenditures do not exceed $1,8 million for fiscal year 2007. The Company obtained a waiver from the lender curing the vehicle purchase default through October 31, 2007. The Company has cured the default as of November 14, 2007 by prepaying a portion of the vehicle loan indebtedness.

Unsecured Convertible Debt - Stockholders

As part of the merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10 any time after January 1, 2008. The debt may be redeemed by the Company at $10 per share any time after January 1, 2009.

Unsecured Debt - Stockholders

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $.09 million) using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest was paid in full in August 2007.

Line of Credit Facility

The Company has a line of credit facility totaling $9.0 million. The line of credit is secured by all tangible and intangible assets of the Company excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. Interest is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at September 30, 2007 was $7.5 million due December 31, 2009 with an interest rate of prime plus 0.5%. The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At September 30, 2007, the Company was in compliance with such covenants . The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $1.5 million at September 30, 2007.

Aggregate maturities required on all debt at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$24,438
2008	79,497
2009	7,595,579
2010	5,995,143
2011	29,671
Thereafter	1,925,001
Total commitment outstanding	$15,649,329

Capitalization of Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. Both leases were triple net leases A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three 'Nets') on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The leased property, included in property and equipment in the accompanying consolidated balance sheet, amounted to $1.8 million at September 30, 2007. This amount represents the fair value of the assets in accordance with the purchase accounting performed by the Company net of 2 months depreciation of $27,907.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019 and increase the monthly rental from $23,667 to $24,000. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet. The Company reassessed these leases for proper classification under SFAS No. 13, Accounting for Leases, and determined they remain properly classified as capital leases.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments at September 30, 2007:

Year Ending December 31
2007 (remaining 3 months)	$72,000
2008	288,000
2009	288,000
2010	288,000
2011	288,000
Thereafter	2,208,000
Future minimum lease payments	3,432,000
Less amount of net minimum lease payments attributable to interest	(1,394,252)
Present value of net minimum lease payments	2,037,748

Current portion of capitalized lease obligations	$96,960
Long-term portion of capitalized lease obligations	1,940,788
$2,037,748

Commitments

The Company leases office space and equipment under operating leases expiring through 2011.

Minimum rental commitments at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$67,450
2008	224,104
2009	104,188
2010	60,352
2011	17,272
Thereafter	-
Total commitment outstanding	$473,366

The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle currently operates under a month-to-month lease arrangement. No lease agreements contain bargain purchase options or similar clauses in which management intends to execute or that are considered material requiring disclosure.

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility. The commitment fee is to be paid quarterly.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Contractual Obligations as of September 30, 2007
(unaudited)

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Principal on Long Term Debt Obligations	$6,185,478	$85,440	$6,100,038	$-	-
Capital Lease Obligations	2,037,748	108,722	345,832	462,761	1,120,433
Operating Lease Obligations	437,366	255,554	181,812	-	-
Purchase Obligations	N/A - none	-	-	-	-
Other Long Term Liabilities Reflected on Registrant's Balance Sheet	7,538,850	-	7,538,850	-	-
Promissory notes - shareholders	1,925,001	-	-	1,925,001	-
Interest on Long Term Debt Obligations	3,535,439	989,704	1,754,682	496,730	294,323

Total	$21,659,882	$1,439,420	$15,921,214	$2,884,492	$1,414,756

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

The Company has a line of credit facility totaling $9.0 million. The line of credit is secured by all tangible and intangible assets of the Company excluding vehicles. Interest is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at September 30, 2007 was $7.5 with an interest rate of prime plus 0.5%. The facility has a maturity date of million due December 31, 2009.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $9,000 based upon our total credit facility.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our principal executive officer and principal financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The following material weaknesses were identified in connection with our audit of the July 31, 2007 balance sheet in connection with the closing of the transaction with ISI:

•
Our financial statement close process was ineffective, resulting in audit adjustments related to proper elimination of intercompany balances and a material payroll adjustment. In addition, we did not have a formal process for accruing for items received but not invoiced.

•	We had inadequate procedures for monitoring compliance with debt covenants.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We took the following corrective measures to remediate the material weaknesses :
•
A Corporate Controller has been put in place to implement and manage effective financial statement reporting processes. These processes include a timeline and list of schedules to be completed in conjunction with the monthly and quarterly financial statement preparation activities.

•	All major asset and liability accounts are reconciled on a monthly basis.

•	Unpaid payroll is accrued at month-end to ensure correct statement of liabilities.

•	Processes have established to contact major vendors to ensure unbilled liabilities are accrued for on a monthly basis.

•	A debt covenant checklist has been established and is now being monitored on a monthly basis to insure compliance with those covenants..

Our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effectively remedied as of the end of the period covered by this report.
ITEM 4T. CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors, relating to ISI’s business, as discussed on pages 15 - 20 in our Definitive Proxy Statement filed with the SEC on July 13, 2007, which could materially affect our business, financial condition or future results. Such risk factors are incorporated by reference into this quarterly report on Form 10-Q. Such risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

At the closing of the merger, the following consideration was paid by the Company to the stockholders of ISI:

•	$18.6 million in cash from the Trust Account;
•	1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and;
•	$1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

In addition, the Company paid approximately $1.9 million to an entity created by two executive officers of ISI in connection with the issuance of performance and payment bonds to ISI. Argyle incurred transactions costs of approximately $1.7 million in connection with the merger. The Company paid approximately $1.7 million to redeeming stockholders and the remainder will be retained by the Company for working capital purposes.

The Company also assumed approximately $6.0 million of long-term debt, approximately $7.6 million outstanding pursuant to a $9.0 million line of credit, and $2.1 million of capitalized leases as of March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 17, 2007, we distributed our Definitive Proxy Statement to each stockholder of record as of July 6, 2007, for our Special Meeting of Stockholders held on July 30, 2007 at 8:30 a.m. local time (the “Special Meeting”). At the Special Meeting, the stockholders were asked to consider four proposals.

The first proposal involved the vote on the acquisition of ISI by Argyle, resulting in ISI becoming a wholly owned subsidiary of Argyle. The voting results were:

For:	3,619,698
Against:	424,065
Abstain:	0
Broker Non-Votes:	0

In addition, holders of 211,965 shares of Argyle’s common stock elected to redeem their shares for a pro-rata portion of the trust account.

The second proposal involved the adoption of Argyle’s 2007 Omnibus Securities and Incentive Plan, which provides for the grant of up to 1,000,000 shares of Argyle’s common stock or cash equivalents to directors, officers, employees and/or consultants of Argyle and its subsidiaries. The voting results were:

For:	3,641,182
Against:	369,551
Abstain:	29,000
Broker Non-Votes:	0

The third proposal involved an amendment to Argyle’s Second Amended and Restated Certificate of Incorporation to change Argyle’s corporate name to Argyle Security, Inc.. The voting results were:

For:	3,641,182
Against:	369,551
Abstain:	29,000
Broker Non-Votes:	0

The fourth proposal involved an amendment to Argyle’s Second Amended and Restated Certificate of Incorporation to remove certain provisions containing procedural and approval requirements applicable to Argyle prior to the consummation of a business combination that would no longer be operative upon consummation of the merger. The voting results were:

For:	3,641,182
Against:	369,551
Abstain:	29,000
Broker Non-Votes:	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Executive Services Agreement between Argyle and Tatum, LLC., dated September 7, 2007 (Incorporated by reference to the registrant’s current report on Form 8-K dated September 13, 2007)
10.2	Second Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2007.
10.3	First Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2002.
10.4	Form of Non-Qualified Option Agreement
10.5	Form of Restricted Stock Agreement
10.6	Form of Incentive Stock Option Agreement
10.7	Sixth Amendment to Loan and Security Agreement by and between LaSalle Bank National Association and ISI Security Group, Inc., dated September 14, 2007.
10.8	Allonge to Second Agreement and Restated Senior Subordinated Promissory Note by and between ISI Security Group, Inc., and William Blair Mezzanine Capital Fund III, LP, dated September 14, 2007.
31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.3	Certification of the Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC

November 14, 2007	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ Don Neville
Donald F. Neville
Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Executive Services Agreement between Argyle and Tatum, LLC., dated September 7, 2007 (Incorporated by reference to the registrant’s current report on Form 8-K dated September 13, 2007)
10.2	Second Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2007.
10.3	First Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2002.
10.4	Form of Non-Qualified Option Agreement
10.5	Form of Restricted Stock Agreement
10.6	Form of Incentive Stock Option Agreement
10.7	Sixth Amendment to Loan and Security Agreement by and between LaSalle Bank National Association and ISI Security Group, Inc., dated September 14, 2007.
10.8	Allonge to Second Agreement and Restated Senior Subordinated Promissory Note by and between ISI Security Group, Inc., and William Blair Mezzanine Capital Fund III, LP, dated September 14, 2007.
31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.3	Certification of the Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.