Form 10-Q/A
period 2007-09-30
ARGYLE SECURITY, INC.
filed 2008-01-24
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

There were 5,879,342 shares of the Registrant’s common stock issued and outstanding as of January 21, 2008.

Argyle Security, Inc. Index to Form 10-Q/A

EXPLANATORY NOTE

Argyle Security, Inc. is filing this Amendment Number 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2007, which was originally filed with the SEC on November 19, 2007, to remove certain disclosure that was inadvertently not removed prior to filing with the SEC and to correct certain typographical errors. These changes include:

1.
Note 18 to the financial statements has been revised to remove paragraphs referencing pro-forma data that were intended to be deleted from the quarterly report prior to filing and to count the amount of total operating income for the three months ended September 30, 2007.

2.	Note 19 to the financial statements has been revised.

3.
On the consolidated statements of cash flows, under cash flows from financing activities, a line has been added entitled “cash flows from sale of stock”. The amounts in this line-item (which totaled $118 in 2007) was accounted for in the financial results but inadvertently omitted from the filing. Other than the addition of this line-item, no other numbers in our financial statements have been changed.

4.
In Item 2, under “pro-forma financial information”, in the second to last sentence of the first paragraph, the phrase “to exclude the amortization of intangible assets and goodwill” has been revised to read “to exclude the amortization of intangible assets.”

5.
The section entitled "Pro Forma Financial Information" on page 31 has been changed to "Pro Forma and Adjusted Pro Forma Financial Information". In addition, management has included a discussion regarding the use of these adjusted measurements and why they are relevant to our stockholders.

6.
The Sections entitled “Results of operations for the nine-month periods ended September 30, 2007 and 2006” and “Results of operations for the three month periods ended September 30, 2007 and 2006 beginning on pages 34 and 38, respectively, have been modified in the following manner:

a.	the use of the term “adjusted “ was eliminated from the sections entitled “Revenues”, “Other Income/Expense” and “Earnings before Interest, Taxes, Depreciation and Amortization.”

b.	the Sections previously entitled “Interest, net and Other Income” and “Adjusted Pro-Forma Interest and Other Income” were consolidated into a new section entitled “Other Income/Expense.”

c.	the explanation of the increase in adjusted gross margin was revised.

d.	the table entitled “Adjusted Pro-Forma Operating Expenses was revised to eliminate the first two rows.

7.
The table entitled “Contractual Obligations as of September 30, 2007” was revised by increasing the amount of operating lease obligations for the last year, the total amount of operating lease obligations and the total of the total column.

Except for the foregoing and some minor typographical errors (including the addition of punctuation and the correction of page numbering), the document has not been revised and is being re-filed in its entirety for the purposes of clarity.

PART I - FINANCIAL INFORMATION

 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Argyle Security, Inc.
Consolidated Balance Sheets

			Predecessor (ISI)
	September 30,	December 31,	December 31,
	2007	2006	2006
	(unaudited)
Assets
Cash and cash equivalents	$4,281,925	$694,115	$359,042
Cash and cash equivalents, held in trust	—	29,453,449	—
Receivables:
Contract receivables - net of allowance for doubtful accounts of $1,109,701 at
September 30, 2007 and $411,988 at December 31, 2006.	13,185,067	—	13,430,624
Contract receivables - related party	11,469,117	—	6,262,411
Other receivables - related party	81,577	—	—
Costs and estimated earnings in excess of billings on incomplete contracts	6,771,703	—	3,870,959
Customer backlog	3,798,874	—	—
Refundable income taxes	464,568	—	517,335
Other current assets	169,974	—	128,870
Inventory	182,054	—	229,040
Prepaids	311,536	7,333	315,012
Deferred income taxes	254,803	27,932	—
Total current assets	40,971,198	30,182,829	25,113,293

Property and equipment, net	4,848,099	4,901	3,969,648

Other assets:
Goodwill	19,762,685	—	1,365,038
Customer relationships	11,419,628	—	—
Trade name	3,776,000	—	—
Software	283,334	—	—
Loan origination fees - less accumulated amortization	—	—	971,898
Deferred transaction costs	—	493,583	—
Deposits and other assets	355,600	—	197,088
Total other assets	35,597,247	493,583	2,534,024
Total assets	$81,416,544	$30,681,313	$31,616,965

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,981,353	$624,129	$10,736,153
Billings in excess of costs and estimated
earnings on incomplete contracts	8,501,456	—	6,004,689
Deferred underwriting costs	—	1,162,183	—
Current portion of capitalized lease obligations	96,960	—	103,134
Current portion of long-term debt	79,497	—	405,908
Deferred federal income taxes	804,232	—	—
Accrued income taxes payable	—	118,855	—
Accounts payable - related party	39,346	—	1,806,187
Total current liabilities	21,502,844	1,905,167	19,056,071

Long-Term Liabilities:
Line of credit	7,538,850	—	4,957,850
Deferred federal income taxes	6,158,608	—	247,617
Long-term debt - less current portion	6,105,981	—	13,611,168
Long-term debt - related party	1,925,001	—	—
Long-term capitalized lease obligations - less current portion	1,940,788	—	1,972,352
Total long-term liabilities	23,669,228	—	20,788,987
Total liabilities	45,172,072	1,905,167	39,845,058
Common stock, subject to possible redemption - 764,627 shares at $7.50 per share	—	5,738,206	—
Warrants, subject to redemption shares	—	—	5,018,777
Deferred interest attributable to redemptive shares (net of taxes)	—	175,747	—

Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value;
1,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; 5,749,342 shares issued and outstanding at September 30, 2007 and 4,781,307 at December 31, 2006	575	478
Additional paid in capital	35,891,774	22,696,946	—
Stockholders' deficit	—	—	(13,246,870)
Accumulated earnings	352,123	164,769	—
Total stockholders’ equity	36,244,472	22,862,193	(13,246,870)
Total liabilities and stockholders' equity	$81,416,544	$30,681,313	$31,616,965

See notes to unaudited financial statements

Argyle Security, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Predecessor (ISI) Three Months Ended September 30,
	2007	2006	2006

Net revenues:
Contract revenues	$10,669,686	$—	$5,874,343
Contract revenues - related party	4,558,533	—	7,689,881
Service and other revenues	1,864,254	—	1,890,081
	17,092,473	—	15,454,305
Cost of revenues:
Contract costs	11,585,962	—	10,807,659
Service and other costs, including amortization of intangibles	1,839,911	—	1,341,558
Cost of revenues	13,425,873	—	12,149,217
Gross profit	3,666,600	—	3,305,088

Operating expenses:
Selling, general and administrative expenses	3,399,015	229,829	2,277,275
Amortization of intangible assets	222,038	—	—
Total operating expenses	3,621,053	229,829	2,277,275

Operating income / (loss)	45,547	(229,829)	1,027,813

Other income / (expense):
Bank interest income	46,703	5,173	124
Interest on cash and cash equivalents	127,882	382,549	—
Interest expense	(327,021)	(18,362)	(956,860)
Total other income / (expense)	(152,436)	369,360	(956,736)
Income / (loss) before provision for income taxes	(106,889)	139,531	71,077
Provision for income taxes	9,230	37,484	767
Net income / (loss)	(116,119)	102,047	70,310
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(38,987)	—

Net income / (loss) allocable to holders of non-redeemable common stock	$(116,119)	$63,060	$70,310

Weighted-average number of shares outstanding:
Basic	5,423,156	4,781,307	—
Diluted	5,423,156	4,781,307	—

Net income / (loss) per share:			—
Basic	$(0.02)	$0.02	$—
Diluted	$(0.02)	$0.02	$—

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	5,165,510	4,016,680	—
Diluted	5,165,510	4,016,680	—

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$(0.02)	$0.02	$—
Diluted	$(0.02)	$0.02	$—

See notes to unaudited financial statements

Argyle Security, Inc.
Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,		Predecessor (ISI) Nine Months Ended September 30,
	2007	2006	2006
Net revenues:
Contract revenues	$10,669,686	$—	$18,867,183
Contract revenues - related party	4,558,533	—	17,447,945
Service and other revenues	1,864,254	—	4,918,677
	17,092,473	—	41,233,805
Cost of revenues:
Contract costs	11,585,962	—	29,018,321
Service and other costs, including amortization of intangibles	1,839,911	—	3,554,670
Cost of revenues	13,425,873	—	32,572,991
Gross profit	3,666,600	—	8,660,814

Operating expenses:
Selling, general and administrative expenses	3,919,335	809,278	6,249,385
Amortization of intangible assets	222,038	—	—
Total operating expenses	4,141,373	809,278	6,249,385

Operating income / (loss)	(474,773)	(809,278)	2,411,429

Other income / (expense):
Bank interest income	50,541	11,409	346
Interest on cash and cash equivalents	895,820	952,609	—
Interest expense	(424,129)	(46,190)	(2,779,773)
Total other income / (expense)	522,232	917,828	(2,779,427)
Income / (loss) before provision for income taxes	47,459	108,550	(367,998)
Provision for income taxes	62,184	37,484	10,312
Net income / (loss)	(14,725)	71,066	(378,310)
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(152,941)	—

Net income / (loss) allocable to holders of non-redeemable common stock	$(14,725)	$(81,875)	$(378,310)

Weighted-average number of shares outstanding:
Basic	4,997,607	4,375,600	—
Diluted	4,997,607	4,375,600	—

Net income / (loss) per share:			—
Basic	$(0.00)	$0.02	$—
Diluted	$(0.00)	$0.02	$—

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	4,403,832	3,692,197	—
Diluted	4,403,832	3,692,197	—

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$(0.00)	$(0.02)	$—
Diluted	$(0.00)	$(0.02)	$—

See notes to unaudited financial statements

Argyle Security, Inc.
Statement of Changes in Stockholders’ Equity
December 31, 2006 through September 30, 2007
(unaudited)

					Total
				Accumulated	Shareholders'
	Shares	Amount	APIC	Earnings	Equity

Balances, at December 31, 2006	4,781,307	$478	$22,696,946	$164,769	$22,862,193

Repayment to redeeming stockholders	(211,965)	(21)	(1,661,097)	—	(1,661,118)
Issuance of additional common stock at $7.78 / share	1,180,000	118	9,180,282	—	9,180,400
Deferred financing costs - warrants	—	—	93,000	—	93,000
Payment of underwriter fees	—	—	(102,924)	—	(102,924)
Release of redemptive reserves	—	—	5,736,341	—	5,736,341
Recognize current period deferred interest	—	—	(101,159)	101,159	—
Recognize deferred interest	—	—	—	100,920	100,920
Stock-based Compensation	—	—	50,385	—	50,385
Net income (Loss)	—	—	—	(14,725)	(14,725)

Balance at September 30, 2007	5,749,342	$575	$35,891,774	$352,123	$36,244,472

Argyle Security, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Predecessor (ISI) Nine Months Ended September 30,
	2007	2006	2006

Cash flows from operating activities

Net Income (Loss)	$(14,725)	$71,066	$(378,402)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Stock based compensation	50,384	130,632	—
Amortization	875,165	—	262,080
Depreciation	286,269	1,075	239,482
Payment to ISI*MCS Ltd on Behalf of ISI	(1,918,960)	—	—
Accrued interest on deferred underwriting costs	29,718	45,725	—
Interest accretion and fair market adjustments of warrants	—	—	924,779
Interest earned on assets held in trust	(895,820)	(952,609)	—
Interest income released from the trust	—	600,000	—
Tax payments released from the trust	148,854	—	—
Net Decrease (Increase) in Operating Assets:
Prepaid & other current assets	(14,484)	(29,333)	—
Contract receivables	(2,386,738)	—	(766,241)
Related party contract receivables	(2,033,052)	—	(4,160,046)
Related party receivables	(42,383)	—	(901)
Other receivables	32,776	—	(16,988)
Inventory	665	—	31,030
Costs and estimated earnings in excess of billings	(1,845,819)	—	(1,385,959)
Prepaids			(21,757)
Deferred income taxes	(226,871)	(34,442)	(655,843)
Deposits and other assets			(150,578)
Net Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	2,462,042	162,045	2,615,298
Accrued deferred income taxes	122,084	71,926	—
Deferred interest liability	—	—	—
Billings in excess of cost and estimated earnings	86,713	—	3,378,100

Net cash provided / (used) by operating activities	(5,284,182)	66,085	(85,946)

Cash flow from investing activities:
Purchase of investments held in trust	(171,372,405)	(249,269,030)	—
Maturity of investments held in trust	171,372,405	220,547,667	—
Acquisition of ISI (net of cash assumed)	(17,157,364)	—	—
Purchase of property and equipment	(53,617)	(6,520)	(376,570)
Transaction costs	(928,576)	—	—
Increase in other assets	(15,970)	—	215,854
Net cash used in investing activities	(18,155,527)	(28,727,883)	(160,716)

Cash flows from financing activities:
Gross proceeds from public offering and private placement	—	30,600,368	—
Offering costs	(6,885)	(873,356)	—
Proceeds from issuance and exercise of options	—	607	—
Receipt of funds held in trust	30,200,415	—	—
Investment banker fees paid	(1,369,652)	—	—
Repayment on borrowings	(5,137,989)	—	(15,286,909)
Proceeds from borrowings	5,020,000	—	15,428,376
Proceeds from notes payable & warrants stockholders	300,000	—	—
Repayment of notes payable & warrants stockholders	(300,000)	(155,000)	—
Redemption of common stock	(1,661,118)	—	—
Issuance of common stock	118	—	—
Payments on capital lease obligations	(17,370)	—	(56,086)
Net cash provided by investing activities	27,027,519	29,572,619	85,381

Net increase (decrease) in cash	$3,587,810	$910,821	$(161,281)
Cash & cash equivalents, beginning of period	694,115	9,608	415,764
Cash and cash equivalents, end of period	$4,281,925	$920,429	$254,483

Supplemental disclosures of cash flow information:
Cash paid for interest	3,485	3,177	1,877,494

Supplemental schedule of non-cash investing activities:
Financed purchases property and equipment	160,932	—	—

Supplemental schedule of non-cash financing activities:
Reduction in deferred interest liability	100,920	—	—
Reduction in deferred underwriter liability	185,115	—	—
Reduction in common stock subject to redemption	5,736,341	—	—
Issuance of warrants associated with notes to related parties	93,000	—	—
Accrual of deferred underwriting costs	—	1,377,017	—

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
$2,037,748

Note 8 - Commitments

The Company leases office space and equipment under operating leases expiring through 2011.

Minimum rental commitments at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$67,450
2008	224,104
2009	104,188
2010	60,352
2011	17,272
Thereafter	—
Total commitment outstanding	$473,366

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
The results for the three and nine month ended September 30, 2007 represent the two months of activity for the Company since the date of the acquisition of ISI on July 31, 2007. The predecessor information for the three and nine months ended September 30, 2006 represent the full results for those respective time periods.

Argyle Security, Inc.
Segment Information for the Nine Months Ended 2007 & 2006
(unaudited)

			Predecessor (ISI)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006
Industry Segment (in $)

Net Revenues:
ISI Detention	$9,340,490	$9,340,490	$9,753,455	$21,326,269
MCS Detention	4,501,561	4,501,561	2,889,179	9,919,561
MCS Commercial	5,423,640	5,423,640	6,570,854	16,599,478
Corporate	—	—	—	—
Eliminations	(2,173,217)	(2,173,217)	(3,759,184)	(6,611,503)
Total	$17,092,474	$17,092,474	$15,454,304	$41,233,805

Operating Income / (Loss):
ISI Detention	$344,024	$344,024	$539,912	$268,331
MCS Detention	24,728	24,728	(69,441)	1,295,906
MCS Commercial	156,201	156,201	457,451	636,322
Corporate	(890,723)	(1,411,042)	—	—
Eliminations	411,316	411,316	99,891	210,870
Total	$45,547	$(474,773)	$1,027,813	$2,411,429

Total Assets:
ISI Detention	$72,904,116	$72,904,116	$23,866,660	$23,866,660
MCS Detention	5,091,536	5,091,536	2,421,830	2,421,830
MCS Commercial	6,811,175	6,811,175	4,358,558	4,358,558
Corporate	5,363,150	5,363,150	—	—
Eliminations	(8,753,433)	(8,753,433)	473,500	473,500
Total	$81,416,544	$81,416,544	$31,120,548	$31,120,548

Note 19 - Subsequent Events

Stock-Based Compensation

In October 2007, the Company awarded a grant of 35,000 restricted shares1 and 15,000 performance unit shares2 to various members of the executive management team.

In January 2008, the Company awarded a grant of 61,000 restricted shares1 and 60,000 performance unit shares2 to various members of the executive management team.

1  One-third vests on December 31 of each of 2008, 2009, and 2010.

2  Vests on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved.

Related Party Transaction

On January 2, 2008 ISI entered into and consummated a Third Amendment to Note and Warrant Purchase Agreement (“Note Purchase Agreement”) with a related party and existing lender (Note 6) of ISI and Argyle, pursuant to which ISI issued and sold to the party a Senior Subordinated Promissory Note (“Note A”) in the aggregate principal amount of $5,000,000, due and payable on January 31, 2010, with interest thereon at 11.58% per annum, payable quarterly in arrears beginning March 31, 2008, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. Argyle and each of ISI’s subsidiaries are parties to the Note Purchase Agreement as guarantors.

Entry into a Material Definitive Agreement.

On January 7, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI Security Group, Inc. (“ISI”), which in turn is wholly owned by Argyle Security, Inc. (“Argyle”), entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with the holders of units (the “Seller”) in Com-Tec Security, LLC (“Com-Tec”) and Jeffery E. Corcoran, as representative of the Seller, pursuant to which ISI-Controls will acquire 100% of the units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

In consideration for the sale of the units to ISI-Controls, the Seller will receive cash in the amount of $3,000,000 and a secured subordinated promissory notes in the aggregate principal amount of $3,515,000. The aggregate principal amount of the promissory notes may be reduced depending on the occurrence of certain events described in the Unit Purchase Agreement. The promissory notes will be secured by the assets of ISI Security and Argyle, will bear interest at the rate of 7% per year and will become due and payable on April 1, 2011. Events of default under the promissory notes will consist of failure to pay, bankruptcy or insolvency.

The Seller and the Company make certain representations and warranties in the Unit Purchase Agreement and the transaction is anticipated to close on or prior to January 31, 2008, subject to satisfaction of closing conditions, including:

●	ISI-Controls completing its due diligence and the Seller and Com-Tec having complied in all material respects with the terms of the agreement; and
●	ISI-Controls making the applicable payment to the Seller and having complied in all material respects with the terms of the Unit Purchase Agreement.

If the transaction is not consummated by January 31, 2008, either party may terminate the Agreement at any time.

The description of the Asset Purchase Agreement, Promissory Notes and Employment Agreements contained in Section 2.01 are incorporated by reference into this Item 1.01.

Completion of Acquisition or Disposition of Assets

On January 4, 2008, ISI Detention Contracting Group, Inc. (“ISI-Detention”), a California corporation and wholly owned subsidiary of ISI, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Peterson Detention, Inc. (“Peterson Detention”), effective January 1, 2008, pursuant to which ISI-Detention acquired substantially all of the business assets and liabilities of Peterson Detention. Michael Peterson and Leonard Peterson, each an officer of Peterson Detention and principal shareholders of Peterson Detention, and Argyle and ISI were signatory to the Asset Purchase Agreement for certain limited purposes. Peterson Detention is engaged in the business of manufacturing and selling steel products.

In consideration for the sale of its assets to ISI-Detention, Peterson Detention will receive cash in the amount of $1,500,000 and convertible promissory notes (the “Promissory Notes”) in the aggregate principal amount of $3,000,000. The aggregate principal amount of the Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The Promissory Notes will bear interest at the rate of 6% per year and will become due and payable on December 31, 2012. Events of default under the Promissory Notes consist of the failure to pay, bankruptcy or insolvency. On February 28, 2008 the holders of the Promissory Notes may convert up to $1,500,000 of the outstanding balance of the Promissory Notes into shares of Argyle’s common stock at the average closing price of Argyle’s common stock for the 20 trading days preceding the conversion date, provided that the conversion price may be no less than $8.00 per share. At any time on or after June 1, 2009, but before November 15, 2009, ISI-Detention may, in its sole discretion, require the holders of the Promissory Notes to choose one of the following options: (i) the conversion of an aggregate of $500,000 of the outstanding principal amounts of the Promissory Notes into Argyle’s common stock at 95% of the average closing price of Argyle’s common stock for the 20 trading days preceding delivery of the election notice; or (ii) ISI Detention’s payment to Holder of an aggregate of $7,500 in exchange for which the payment schedule of the Promissory Notes will be amended such that $500,000 of the principal due in 2010 will be due and payable on January 3, 2011, with interest continuing to accrue on all unpaid principal amounts. The payment of the Promissory Notes is guaranteed by Argyle, ISI and ISI Detention Contracting Group, Inc. a Texas corporation and wholly owned subsidiary of ISI.

Pursuant to the Asset Purchase Agreement, ISI-Detention entered into employment agreements (the “Employment Agreements”) with each of Michael Peterson and Leonard Peterson, pursuant to which each of them will receive a salary of $291,000 per year for services to ISI-Detention as General Manager and Operations Manager, respectively. Each would also be entitled to receive a bonus and benefits in accordance with ISI-Detention’s policies. The term of each Employment Agreement is three years, after which employment will become at-will. In the event of a termination without cause, ISI-Detention would be required to pay each executive his full compensation for 18 months or until the term of the Employment Agreements was set to expire, whichever was earlier.

Other Events Related to Acquisitions or Disposal of Assets

On January 3, 2008, MCFSA, Ltd. (“MCFSA”), all of the partnership interests of which are directly or indirectly wholly owned by ISI, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Fire Quest, Inc. (“Fire Quest”) and William L. Calvin, a shareholder of Fire Quest, effective January 1, 2008, pursuant to which MCFSA acquired substantially all of the business assets and liabilities of Fire Quest. Fire Quest is engaged in the business of alarm system sales and service.

In consideration for the sale of its assets to MCFSA, Fire Quest will receive cash in the amount of $750,000 and a promissory note in the aggregate principal amount of $250,000 (“Fire Quest Promissory Note”). The aggregate principal amount of the Fire Quest Promissory Note may be increased or reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The Promissory Notes will bear interest at the rate of 7.25% per year and will become due and payable on January 1, 2009. Events of default under the Promissory Notes consist of the failure to pay, bankruptcy or insolvency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

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

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of ISI is our first business combination and accordingly we do not believe a comparison of the results of operations and cash flows for the quarter and nine months ended September 30, 2007 versus September 30, 2006 is very beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the quarters and nine months ended September 30, 2007 and September 30, 2006 we are presenting in management’s discussion and analysis section below in the pro forma and adjusted pro forma results of operations for the Company and ISI for the three and nine months ended September 30, 2007 and September 30, 2006 as if the acquisition of ISI occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results and adjusted pro forma of operations from (i) the unaudited consolidated financial statements of ISI for the period from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and the three months and nine months ended September 30, 2006, and (ii) our unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006. We are presenting the pro forma and the adjusted pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The adjusted pro forma financial statements differ from the pro forma financial statements in that they exclude the amortization of intangible assets associated with the merger in determining adjusted proforma net income.

Adjusted pro forma net income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. We report adjusted pro forma net income in order to portray the results of our major operations - the construction, installation, marketing, and sale of various electronic security systems for commercial accounts and detention hardware (including security doors and frames, jail furniture, security glazing, and other security-based systems) and electronic control systems for correctional facilities - prior to considering certain income statement elements, principally amortization of intangible assets. We have defined adjusted pro forma net income as net income before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant itettis including one time expenses associated with stock appreciation rights. The adjusted pro forma net income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

The adjusted pro forma net income measure is an important internal measurement for us. We intend to measure the performance of the overall Company on this basis. The following are examples of how the adjusted pro forma net income measure is planned to be utilized:

•	Senior management receives a monthly analysis of our operating results that is prepared on an adjusted pro forma net income basis;

•	Our annual budgets are prepared on an adjusted pro forma net income basis; and

•
Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustment, and share-based payments for various levels of management will consider financial measures that include adjusted pro forma net income. The adjusted pro forma net income measure will represent a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of the objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that adjusted pro forms net income is a non-GAAP financial measure that has no standardized meaning prescribed by US- GAAP and therefore, has limits in its usefulness to investors. Because of its non-standardized definition, adjusted pro forma net income (unlike U.S. GAAP net income) may not be comparable with the calculation of similar measures for other companies. Adjusted pro forma net income is presented solely to permit investors to more fully understand how management assesses our performance-

We also recognize that, as an internal measure of performance, the adjusted pro forma net income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the adjusted pro forma net income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the security detention and construction industry.

In addition, annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments and share-based payments for various levels of management that will be made in future years will likely include a non-discretionary formula that measures our performance using revenue growth and relative total shareholder return.

The adjusted pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of us or ISI. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted pro forms results is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

EBITDA is used by management as a performance measure for benchmarking against the Company's peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. EBITDA is not a recognized term under GAAP. Argyle and ISI compute EBITDA using the same consistent method from quarter to quarter. Below is a reconciliation of EBITDA to net loss. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Argyle Security, Inc
Adjusted Pro Forma Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues:
Contract revenues	$12,836,317	$5,874,343	$30,617,766	$18,867,183
Contract revenues - related party	8,132,200	7,689,881	21,298,650	17,447,945
Service and other revenues	2,618,961	1,890,081	8,309,825	4,918,677
	$23,587,478	$15,454,305	$60,226,241	$41,233,805
Cost of revenues:
Contract costs	16,117,788	10,807,659	40,212,278	29,018,321
Service and other costs, excluding amortization of intangibles	1,810,152	1,341,557	6,169,651	3,554,670
	17,927,940	12,149,216	46,381,929	32,572,991
Gross profit	5,659,538	3,305,089	13,844,312	8,660,814

Selling, general and administrative expenses	4,226,857	2,841,152	10,958,813	8,069,396
Operating income / (loss)	1,432,681	463,937	2,885,499	591,419

Other income / (expense):
Bank interest income	65,706	62,297	187,339	182,755
Interest expense	(479,379)	(390,811)	(1,305,854)	(1,062,968)
	(413,673)	(328,514)	(1,118,514)	(880,213)
Income / (loss) before provision for income taxes	1,019,008	135,424	1,766,985	(288,794)
Provision for income taxes	387,223	51,461	671,454	(109,742)
Net income / (loss)	$631,785	$83,963	$1,095,531	$(179,052)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	6,838,828	6,673,141	6,817,980	6,274,709

Net income / (loss) per share:
Basic	$0.11	$0.01	$0.19	$(0.03)
Diluted	$0.09	$0.01	$0.16	$(0.03)

Weighted-average number of shares outstanding exclusive
of shares subject to possible redemption:
Basic	5,749,342	5,749,342	5,749,342	5,310,111
Diluted	6,838,828	6,673,131	6,817,980	6,274,709

Net income / (loss) per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$0.11	$0.01	$0.19	$(0.03)
Diluted	$0.09	$0.01	$0.16	$(0.03)

See notes to unaudited financial statements

Reconciliation of GAAP Net Income / (Loss) to Adjusted Pro Forma Net Income / (Loss) and Adjusted Pro Forma EBITDA
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

GAAP Net Income	$(116,119)	$63,060	$(14,725)	$(81,875)

Pro Forma Adjustments - Addbacks / (Reductions):
Argyle Salary Expense (Increase) for Management Team for 2006 and 2007	(50,000)	(222,000)	(350,000)	(666,000)
Non-Cash Compensation Expense (Increase) for 2006 amd 2007	(26,693)	(80,078)	(186,848)	(240,233)
SARS Adjustment Expense Reduction for 2007	1,363,645	—	1,363,645	—
Depreciation Expense (Increase) for 2006 and 2007	—	(34,833)	(69,667)	(104,500)
Amortization of Intangibles Expense in COGS (Increase) for 2007 & 2006	(280,063)	(840,189)	(1,960,441)	(2,520,567)
Amortization of Intangibles Expense in SG&A (Increase) for 2007 & 2006	(111,019)	(333,057)	(777,133)	(999,171)
Interest Income (Reduction) for 2006 and 2007	(108,882)	(325,549)	(762,820)	(781,609)
Interest Expense Reduction for 2006 and 2007	154,736	623,399	2,127,162	1,915,936
GAAP Net Income / (Loss) for July	364,698	70,310	364,698	70,310
GAAP Net Income / (Loss) for January - June	—	—	(495,811)	(448,619)
Change in Taxes from GAAP versus Pro Forma Net Income / (Loss)	(1,285,930)	435,487	(324,767)	1,495,038
Pro Forma Net Income / (Loss)	$(95,627)	$(643,450)	$(1,086,707)	$(2,361,290)
Amortization of Intangibles Expense in COGS Reduction for 2007 & 2006	840,189	840,189	2,520,567	2,520,567
Amortization of Intangibles Expense in SG&A Reduction for 2007 & 2006	333,057	333,057	999,171	999,171
Change in Taxes from GAAP versus Pro Forma Net Income / (Loss)	(445,833)	(445,833)	(1,337,500)	(1,337,500)
Adjusted Pro Forma Net Income / (Loss)	$631,785	$83,963	$1,095,531	$(179,052)
Interest, net	413,673	328,514	1,118,514	880,213
Non-cash compensation expense (123R)	80,078	80,078	240,233	240,233
Depreciation	227,010	261,843	771,865	806,143
Amortization	87,360	87,360	262,080	262,080
Taxes, net	387,223	51,461	671,454	(109,742)
Pro Forma EBITDA	$1,827,128	$893,218	$4,159,677	$1,899,875

Nine months ended:
				9/30/2007				9/30/2006	Percent increase <decrease>
	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total
Revenues

Contract Revenues	22,714,661	13,480,360	15,721,396	51,916,417	14,650,895	9,795,347	11,868,887	36,315,129	55.0%	37.6%	32.5%	43.0%
Service Revenues	42,093	144,663	8,106,088	8,292,844	82,064	122,750	4,677,065	4,881,879	-48.7%	17.9%	73.3%	69.9%
Other Revenue	12,764	1,586	2,630	16,980	22,090	1,464	13,243	36,797	-42.2%	8.3%	-80.1%	-53.9%

Total Revenue	22,769,518	13,626,609	23,830,114	60,226,241	14,755,049	9,919,561	16,559,195	41,233,805	54.3%	37.4%	43.9%	46.1%
% of Total	37.8%	22.6%	39.6%	100.0%	35.8%	24.1%	40.2%	100.0%

Cost of Revenues

Contract Cost	17,299,439	10,151,676	12,761,162	40,212,277	11,691,659	7,295,635	10,031,027	29,018,321	48.0%	39.1%	27.2%	38.6%
Service Cost	27,788	136,590	6,005,274	6,169,652	65,419	114,394	3,374,857	3,554,670	-57.5%	19.4%	77.9%	73.6%
Other Cost	—	—

Total Cost	17,327,227	10,288,266	18,766,436	46,381,929	11,757,078	7,410,029	13,405,884	32,572,991	47.4%	38.8%	40.0%	42.4%

Gross Margin

GM - Revenue	5,415,222	3,328,684	2,960,234	11,704,140	2,959,236	2,499,712	1,837,860	7,296,808	83.0%	33.2%	61.1%	60.4%
GM - Service	14,305	8,073	2,100,814	2,123,192	16,645	8,356	1,302,208	1,327,209	-14.1%	-3.4%	61.3%	60.0%
GM - Other	12,764	1,586	2,630	16,980	22,090	1,464	13,243	36,797	-42.2%	8.3%	-80.1%	-53.9%

Total Gross Margin	5,442,291	3,338,343	5,063,678	13,844,312	2,997,971	2,509,532	3,153,311	8,660,814	81.5%	33.0%	60.6%	59.9%
% of Total	39.3%	24.1%	36.6%	100.0%	34.6%	29.0%	36.4%	100.0%

Gross Margin %

GM - Revenue	23.8%	24.7%	18.8%	22.5%	20.2%	25.5%	15.5%	20.1%	18.0%	-3.2%	21.6%	12.2%
GM - Service	34.0%	5.6%	25.9%	25.6%	20.3%	6.8%	27.8%	27.2%	67.6%	-18.0%	-6.9%	-5.8%
GM - Other	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%

Total Gross Margin	23.9%	24.5%	21.2%	23.0%	20.3%	25.3%	19.0%	21.0%	17.6%	-3.2%	11.6%	9.4%

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

  On a pro forma basis, ISI had revenues of $60.2 million (including related party revenue of $21.3 million) and $41.2 million (including related party revenue of $17.4 million) for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $19.0 million or 46.1%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of the market. Also, the Company has focused on building service revenue base by adding salespeople and improving performance to retain more customers, which has contributed to the increase in service revenues by approximately 68.9% over the same period last year.

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

The pro forma revenue mix was 86.2% contract revenues and 13.8% service revenues for the nine months ended September 30, 2007 compared to 88.1% and 11.9%, respectively, for the corresponding period in 2006.

Cost of Revenues

This has been our first quarter of reportable cost of revenues. Prior to our acquisition of ISI, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table presents adjusted pro forma cost of revenues for the nine months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Cost of Revenues
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract costs	$40,212,278	66.8	$29,018,321	70.4	$11,193,957	38.6%
Service and other costs, excluding amortization of intangibles	6,169,651	10.2	3,554,670	8.6	2,614,981	73.6%
Adjusted pro forma total cost of revenues	$46,381,929	77.0	$32,572,991	79.0	$13,808,938	42.4%
Amortization of intangibles	2,520,567	4.2	2,520,567	6.1	—	—
Pro forma cost of revenues	$48,902,496	81.2	$35,093,558	85.1	$13,808,938	39.3%

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

Adjusted Pro Forma Gross Margin

The following table presents adjusted pro forma gross margin for the nine months ended September 30, 2007 and September 31, 2006:
	Adjusted Pro Forma Gross Margin
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma gross margins	$13,844,312	23.0	$8,660,814	21.0	$5,183,498	59.9%
Amortization of intangibles	(2,520,567)	(4.2)	(2,520,567)	(6.1)	—	—
Pro forma gross margins	$11,323,745	18.8	$6,140,247	14.9	$5,183,498	84.4%

On a pro forma basis for the nine months ended September 30, 2007, there was gross margin of $11.3 million compared to a gross margin of $6.1 million for the corresponding period in 2006. On a adjusted pro forma basis for the nine months ended September 30, 2007, there was gross margin of $13.8 million compared to a gross margin of $8.7 million for the corresponding period in 2006. The increase in adjusted gross margin was directly attributable to  the Company's stronger pricing position which provides higher margins and development of software to automate production, which allows for efficiencies in production and thus lowers costs, thus increasing gross margins. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. The service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management processes to support installations and services.

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

Adjusted Pro Forma Selling, General and Administrative Expenses

The following table presents adjusted pro forma selling, general and administrative expenses for the nine months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)

	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma total operating expenses	$10,958,813	18.2	$8,069,396	19.6	$2,889,418	35.8%
Amortization of intangible assets	999,171	1.7	999,171	2.4	—	0.0%
Pro forma total operating expenses	$11,957,984	19.9	$9,068,567	22.0	$2,889,418	31.9%

On a pro forma basis, selling, general and administrative expenses increased $2.9 million to $12.0 million for the nine months ended September 30, 2007 from $9.1 million for the corresponding period in 2006. On a adjusted pro forma basis, selling, general and administrative expenses increased $2.9 million to $10.9 million for the nine months ended September 30, 2007 from $8.0 million for the corresponding period in 2006. The increase is primarily due to additional expenses needed to support the increased number of projects on which ISI is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.

Additionally, $1.4 million in compensation expense related to stock appreciation rights granted in connection with the acquisition that were recorded by ISI in July 2007 have been excluded from pro forma and adjusted pro forma selling, general and administrative expenses. The amortization of customer base and software has been allocated to selling, general, and administrative expenses and primarily relates to the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma selling, general, and administrative expenses for the adjusted pro forma selling, general, and administrative expenses, for the nine months ended September 30, 2007 and 2006 was $1.0 million.

Other Income/Expense

Total other income/expense represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition and interest expense for interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007. Total other income/expense for the nine months ended September 30, 2007 was $0.5 million compared to $0.9 million for the corresponding period in 2006.

Pro Forma Interest Income and Interest Expense

The following table presents adjusted pro forma interest and other income for the nine months ended September 30, 2007 and September 31, 2006:
	Pro Forma Other Income/Expense
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Interest on cash and cash equivalents held in trust	$187,339	0.3	$182,755	0.4	$4,584	2.5%
Interest expense	(1,305,854)	(2.2)	(1,062,968)	(2.6)	(242,886)	22.8%
Interest, net	$(1,118,514)	(1.9)	$(880,213)	(2.2)	$(238,302)	27.1%

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

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

On a pro forma basis, ISI had revenues of $23.6 million (including related party revenue of $8.1 million) and $15.4 million (including related party revenue of $8 million) for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $8.1 million or 52.6%. The increase in revenues is largely attributable to the company participating in a greater number of new projects due to better market conditions.

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

The pro forma revenue mix at 88.9% contract revenues and 11.1% service revenues for the three months ended September 30, 2007 compared to 87.8% and 12.2%, respectively, for the corresponding period in 2006.

Cost of Revenues

This has been our first quarter of reportable cost of revenues. Prior to our acquisition of ISI, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table presents adjusted pro forma cost of revenues for the three months ended September 30, 2007 and September 31, 2006:
	Adjusted Pro Forma Cost of Revenues
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract costs	$16,117,788	68.3	$10,807,659	69.9	$5,310,129	49.1%
Service and other costs, including amortization of intangibles	1,810,152	7.7	1,341,557	8.7	468,595	34.9%
Adjusted pro forma total cost of revenues	$17,927,940	76.0	$12,149,216	78.6	$5,778,724	47.6%
Amortization of intangibles	840,189	3.6	840,189	5.5	—	—
Pro forma cost of revenues	$18,768,129	79.6	$12,989,405	84.1	$5,778,724	44.5%

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

Adjusted Pro Forma Gross Margin

The following table presents adjusted pro forma gross margin for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Gross Margin
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount)	% Inc / (Decr)
Adjusted pro forma gross margins	$5,659,538	24.0	$3,305,089	21.4	$2,354,449	71.2%
Amortization of intangibles	(840,189)	(3.6)	(840,189)	(5.5)	—	—
Pro forma gross margins	$4,819,349	20.4	$2,464,900	15.9	$2,354,449	95.5%

On a pro forma basis for the three months ended September 30, 2007, there was gross margin of $4.8 million compared to a gross margin of $2.5 million for the corresponding period in 2006. On a adjusted pro forma basis for the three months ended September 30, 2007, there was gross margin of $5.7 million compared to a gross margin of $3.3 million for the corresponding period in 2006. The increase in adjusted gross margin was directly attributable to  the Company's stronger pricing position which provides higher margins and development of software to automate production, which allows for efficiencies in production and thus lowers costs, thus increasing gross margins. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. The service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management.

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

Adjusted Pro Forma Selling, General, and Administrative Expenses

The following table presents adjusted pro forma selling, general and administrative expenses for the three months ended September 30, 2007 and September 31, 2006:

	Adjusted Pro Forma Operating Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma total operating expenses	$4,226,857	17.9	$2,841,152	18.4	$1,385,705	48.8%
Amortization of intangible assets	333,057	1.4	333,057	2.2	—	0.0%
Pro forma total operating expenses	$4,559,914	19.3	$3,174,209	20.5	$1,385,705	43.7%

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

Additionally, $1.4 million in compensation expense related to stock appreciation rights granted in connection with the acquisition that were recorded by ISI in July 2007 have been excluded from pro forma and adjusted pro forma selling, general and administrative expenses. The amortization of customer base and software has been allocated to selling, general, and administrative expenses and primarily relates to the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma selling, general, and administrative expenses for the adjusted pro forma selling, general, and administrative expenses, for the three months ended September 30, 2007 and 2006 was $0.3 million.

Other Income/Expenses

Total other income/expenses represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition and interest expense interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007. Total other income/expenses for the three months ended September 30, 2007 was ($0.2) million compared to $0.4 million for the corresponding period in 2006.

Pro Forma Interest Income and Interest Expense

The following table presents adjusted pro forma interest and other income for the three months ended September 30, 2007 and September 31, 2006:

	Pro Forma Other Income/Expenses
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Interest on cash and cash equivalents held in trust	$65,706	0.3	$62,297	0.4	$3,409	5.5%
Interest expense	(479,379)	(2.0)	(390,811)	(2.5)	(88,568)	22.7%
Interest, net	$(413,673)	(1.7)	$(328,514)	(2.1)	$(85,159)	25.9%

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

	Pro Forma EBITDA
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

    On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which 6.0 million is due. The aforementioned debt is due on January 31, 2010 with interest accruing at 11.58% annum and payable quarterly.

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
$2,037,748

Commitments

The Company leases office space and equipment under operating leases expiring through 2011.

Minimum rental commitments at September 30, 2007 are as follows:

Year Ending December 31
2007 (remaining 3 months)	$67,450
2008	224,104
2009	104,188
2010	60,352
2011	17,272
Thereafter	—
Total commitment outstanding	$473,366

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

Contractual Obligations

Contractual Obligations as of September 30, 2007
(unaudited)

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Principal on Long Term Debt Obligations	$6,185,478	$85,440	$6,100,038	$—	—
Capital Lease Obligations	2,037,748	108,722	345,832	462,761	1,120,433
Operating Lease Obligations	473,366	255,554	194,783	23,029	—
Purchase Obligations	N/A — none	—	—	—	—
Other Long Term Liabilities Reflected on Registrant's Balance Sheet	7,538,850	—	7,538,850	—	—
Promissory notes - shareholders	1,925,001	—	—	1,925,001	—
Interest on Long Term Debt Obligations	3,535,439	989,704	1,754,682	496,730	294,323

Total	$21,695,882	$1,439,420	$15,934,185	$2,907,521	$1,414,756

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our principal executive officers and principal financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

•	All major asset and liability accounts are reconciled on a monthly basis.

•	Unpaid payroll is accrued at month-end to ensure correct statement of liabilities.

•	Processes have established to contact major vendors to ensure unbilled liabilities are accrued for on a monthly basis.

•	A debt covenant checklist has been established and is now being monitored on a monthly basis to ensure compliance with those covenants.

Our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effectively remedied as of the end of the period covered by this report.

ITEM 4T. CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors, relating to ISI’s business, as discussed on pages 15 - 20 in our Definitive Proxy Statement filed with the SEC on July 13, 2007, which could materially affect our business, financial condition or future results. Such risk factors are incorporated by reference into this quarterly report on Form 10-Q/A. Such risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ARGYLE SECURITY, INC

January 21, 2008	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Executive Officer)

January 21, 2008	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

January 21, 2008	By:	/s/ Donald F. Neville
Donald F. Neville
Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Executive Services Agreement between Argyle and Tatum, LLC., dated September 7, 2007 (Incorporated by reference to the registrant’s current report on Form 8-K dated September 13, 2007)
10.2	Second Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2007.
10.3	First Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2002.
10.4	Form of Non-Qualified Option Agreement
10.5	Form of Restricted Stock Agreement
10.6	Form of Incentive Stock Option Agreement
10.7	Sixth Amendment to Loan and Security Agreement by and between LaSalle Bank National Association and ISI Security Group, Inc., dated September 14, 2007.
10.8	Allonge to Second Agreement and Restated Senior Subordinated Promissory Note by and between ISI Security Group, Inc., and William Blair Mezzanine Capital Fund III, LP, dated September 14, 2007.
31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.3	Certification of the Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.