Form 10-K
period 2007-12-31
ARGYLE SECURITY, INC.
filed 2008-03-31
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                                  to

Argyle Security, Inc.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,860,359.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 5,964,342 at March 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K is incorporated by reference to the proxy statement for the registrant’s annual meeting of stockholders to be held in 2008.

PART I

Item 1. Business

Background

Argyle Security, Inc., formerly Argyle Security Acquisition Corporation, is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination.   Argyle completed its initial public offering in January 2006.  As provided in its certificate of incorporation, Argyle was required, by July 30, 2007, to consummate a business combination or enter a letter of intent, agreement in principle or definitive agreement relating to a business combination, in which case Argyle would be allowed an additional six months to complete the transactions contemplated by such agreement.

During February 2006, after the Argyle initial public offering was completed, Argyle’s management developed a list of 15 criteria to be used in screening and evaluating target companies for Argyle to acquire. These criteria were approved by Argyle’s Board of Directors at its March 6, 2006 meeting and were utilized during the ensuing months by Argyle in the search and evaluation process. While management felt it would not have been possible to find a target company that fully met all of the criteria, Argyle sought to identify those companies with characteristics that were in close alignment with the criteria.

Following is a summary of the criteria used by the Argyle team in the process:

1.   Business Sectors Served: Highest priority given to video surveillance, access control and perimeter/outdoor.

2.   Markets Served: Highest priority given to U.S. and European companies.

3.   Channels Served: Highest priority given to security IT/IP integrators and security value added resellers.

4.   Products Offered to Include One or More of the Following: Part of a solutions strategy, competitively positioned, scalable, favorable obsolescence factor, strong brand equity.

5.   Annual Sales: At least $20 million.

6.   Gross Margin: If video or access control - 50%, if perimeter/outdoor or if intrusion protection - 40%.

7.   Operating Margin: 10% or more, or the potential to reach 10% in the next 12-18 months.

8.   Annual Cash Flow: At least $1.5 million.

9.   Relative Competitive Advantage: Clear competitive advantage in at least one key area.

10. R&D Capability: Ability to continuously integrate into company’s other offerings, ability to add value to Argyle’s other targeted sectors and companies, in-house R&D leadership or management capability.

11. Management Capabilities: Strong in at least one key functional area.

12. Location: Located so as to be cost effective in interacting/communicating with Argyle management.

13. Relative Attractiveness: To investors and to other targeted companies.

14. Opportunities/Potential: For revenue growth, for improving margin percentages, for synergies with other target sectors/companies, to improve/expand offerings, for channel expansion.

15. Target Company’s Culture: Senior management supportive of Argyle vision and strategy, customer focused, senior management familiar with and supportive of a solutions strategy.

On July 31, 2007, pursuant to the terms of a merger agreement, dated December 8, 2006, as amended on June 29, 2007 and July 11, 2007 the (“Merger Agreement”), Argyle acquired all of the assets and liabilities of ISI-Detention Contracting Group, Inc. (“ISI”) through the merger of Argyle’s wholly-owned subsidiary, ISI Security Group, Inc., into ISI. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. ISI is a provider of physical security solutions to commercial, governmental and correctional customers.

At the closing of the merger, the following consideration was paid by Argyle to the stockholders and debt holders of ISI:

• $18.6 million in cash;

• 1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and

• $1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

The value of Argyle common stock issued as merger consideration is based on the average closing price of Argyle’s common stock for the two days prior to, including the day of, and two days subsequent to the second amendment to the merger agreement resulting in the final negotiated purchase price (June 29, 2007) of $7.78 per share.  Based on the cash paid, common stock and convertible promissory notes issued, and capitalized merger transaction costs of $2.7 million, the transaction was valued for accounting purposes at $32.5 million.

The ISI acquisition met the previously set criteria in terms of; business sectors served (access control and perimeter / outdoor), markets served (US), channels served (IT / IP integrators), and products offered (solutions strategy and strong brand equity).  ISI had financial metrics of revenues, gross margins, operating margins, and cash flows all exceeding the previously set acquisition criteria.  The close proximately of ISI to the Company’s headquarters in San Antonio, the experience and expertise of the ISI management team, and the similar corporate culture and philosophy made the acquisition particularly attractive.

Overview of ISI

ISI, the wholly owned subsidiary of Argyle, is the parent company of several subsidiaries, including three solution providers in the physical security industry: ISI Detention Contracting (referred to as ISI-Detention), Metroplex Control Systems (referred to as MCS-Detention), and Metroplex Control Fire and Security Alarms (referred to as MCS-Commercial). Metroplex Control Systems (or MCS) was formed in 1988 and was acquired by ISI in 2000. After the acquisition, MCS was restructured into two separate subsidiary entities (each under its own management): MCS-Detention and MCS-Commercial. MCS-Detention specializes in turnkey installations for public and privately owned/operated detention facilities. MCS-Commercial has built a parallel business targeting commercial and industrial facilities.

ISI-Detention

ISI-Detention has been involved in furnishing and installing detention equipment in more than 1,900 correctional facilities since its inception in 1976. ISI-Detention designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States. Its expertise and track record position ISI-Detention favorably among the nation’s leading providers of products and solutions for correctional facilities. Its custom-designed systems meet local standards and are in full compliance with the applicable standards of the American Correctional Association, a voluntary organization whose standards for correctional facility design, operation and construction are the recognized industry benchmark for quality and safety.

ISI-Detention offers a complete array of electronic security system solutions revolving around electronic locking systems and hardware, security doors and frames, jail furniture, security glazing and other security-based systems. ISI-Detention acts as prime contractor or as a subcontractor for projects spanning all levels of security. More than 60% of the revenue for ISI-Detention and MCS-Detention during 2004, 2005, and 2006 has been the result of contracts with repeat customers.

Contracting Structure: Most transactions in which ISI-Detention becomes involved result in a contract with a customer who is an owner or construction manager (where ISI-Detention is a prime contractor), an agreement with a general contractor or electrical contractor (where ISI-Detention is a subcontractor). Approximately 70% of the total revenues of ISI are derived from work performed for general contractors, whereas approximately 30% comes from work performed directly for the end user. ISI-Detention may seek these projects on its own as a stand-alone vendor or as part of a team that has been assembled to pursue the project.

Team Contracting: A team is typically assembled by a general contractor, architect, engineer, developer, or a private correctional facility operator to submit a proposal to negotiate with a customer or submit a competitive bid on a correctional project. Within these teams, ISI-Detention is the ‘‘Security Solutions Principal’’. The members of the team negotiate the amount and terms of the contract for their respective parts of the project. This means that ISI-Detention and the other construction related members of the team would enter into a contract with a general contractor without having to directly participate in a bid competition. This can occur because the members of the team have previously worked together, and the team members have experience in dealing with most, if not all, of the other team members, and know their capabilities. In many instances, ISI-Detention will have previously developed a relationship with more than one member of the team, which facilitates the contracting process. Once the security and other components of the proposal are completed, the team submits the proposal in a competition, or commences negotiations with the ultimate customer. For purposes of actually submitting the proposal, a ‘‘lead contractor’’ structure is utilized. This means that the principals of the team enter into agreements with the general contractor, and the construction portion of the team’s proposal is submitted in the name of the general or lead contractor.

Contracts with owners, construction managers, general contractors and electrical contractors are pursued in both competitively bid situations and negotiated transactions. These constitute approximately 90% of ISI-Detention’s annual project volume. The processes related to competitively bid contracts and negotiated transactions are as follows:

(i)             Competitively bid contract: ISI-Detention, acting alone or as the Security Solutions Principal for a team, is asked to submit a proposal with a price to a customer (owner, general contractor, construction manager or electrical subcontractor) for a portion of the work on a corrections project. There are usually other organizations competing with ISI-Detention also submitting proposals with pricing. The customer collects all the bids from the vendors or teams, chooses the best one, and then submits a bid or proposal to their prospective customer in a bid competition. If ISI-Detention’s customer is an owner or construction manager, and the owner selects ISI-Detention as the winning bidder, then ISI-Detention enters into an agreement with the owner or construction manager. If ISI-Detention’s customer is a general contractor or an electrical engineer, and that customer is selected as the winning bidder, then the customer engages ISI-Detention for that portion of the project for which ISI-Detention submitted a proposal or bid. In many bid competitions, the successful bidder is determined by which party has submitted the ‘‘best’’ bid, not necessarily the ‘‘lowest’’ bid. We believe that the relationships we have developed with architects, engineers, general contractors and others, has facilitated ISI-Detention occasionally being selected as the ‘‘best’’ bidder (and winning the contract) in situations where it was not the lowest bidder. However, there have been other situations where ISI-Detention has not been the successful bidder when it was, in fact, the lowest bidder.

(ii)          Negotiated transaction: ISI-Detention, acting alone or as the Security Solutions Principal for a team, prepares a proposal for a portion of the work on a correctional project that is being submitted to a prospective customer for a negotiated transaction. The parties negotiate the terms of the agreements without competitive bidding. Many of these negotiated transactions are with repeat customers of ISI-Detention. This arrangement allows ISI-Detention to enter into a contract with a customer without the price pressure and elimination of value-added services that is common in competitively bid transactions.

Product solutions for ISI-Detention primarily include detention hardware (prison bars, locks and locking systems), security glass, security furniture (metal furniture), detention grade hollow metal doors, frames and windows and labor to install these items. All of these items are purchased from third-party vendors and sold through ISI-Detention to its customer. ISI-Detention does not manufacture the hardware installed as part of its security solutions. Hardware is purchased from third parties and installed as required by the plans and specifications for each project. All of these products are sold to general contractors that are building, expanding or renovating a jail or prison, or they are sold to the owner (governmental or private entity) of a jail or prison that is being built, expanded or renovated. In either situation, these products are installed in city lockups, county jails, state prisons and federal prisons.

The security solution created by ISI for each customer is a unique combination of different security devices, made by many different manufacturers. These devices include access controls (keypads, card swipe readers, and key fob proximity readers at doorways), electric locks, closed circuit television equipment, fire alarm systems and smoke detectors, etc. These many different devices were not originally manufactured to work together in an integrated system. Each manufacturer developed its product to work in a ‘‘typical’’ environment, and each manufacturer determined what ‘‘typical’’ would be.

At the beginning of a project (the design phase), ISI-Detention works with architects, engineers and contractors to help design the project by writing specifications, developing schedules (detailed lists) of doors, windows, door hardware and glazing for the customer. During this stage of development, ISI-Detention writes specifications for specific locking systems, analyzes particular conditions and requirements and recommends products that correspond to the needs of that correctional facility, depending on the type of security that is required and the underlying budget. The design process provides all the vendors and contractors with a clear outline of what is needed for the project, without drawing every detailed plan that will be needed for construction. This provides the customer with a detailed list of the precise items that ISI-Detention will supply to the customer, and the cost for those items.

To determine the pricing of a project, ISI-Detention will obtain the design drawings of the project in question (which are basically the building construction drawings) and determine the precise quantity of each item needed for the project. (For example, a list will be prepared showing exactly how many left-swinging 3ftx7ft doors and frames, as well as how many right-handed doors and frames of the same size, are required on a project. A similar list is prepared for each type of door, window, lock, hinge, light fixture, toilet and every other detention product that will be required in the project.) ISI-Detention provides these lists of required items to the appropriate vendors. Some vendors perform their own quantity determinations (‘‘takeoffs’’) rather than relying upon the take-offs prepared by ISI-Detention. The vendor then provides ISI-Detention with the price for the items required. Once all the costs are received from vendors, and ISI-Detention determines the cost of the services that it will provide, ISI-Detention then adds profit and overhead, depending on many factors, including but not limited to what other competitors are known to be bidding on the project, local labor and other conditions, size of the project, complexity of the project, schedule for completion, etc. ISI-Detention then determines a sales price. This price is given to ISI-Detention’s customer. That customer may be a general contractor or the owner of the project — a city, county, state or federal agency.

In many cases, ISI is part of a team that prepares a bid. This team works together to create a total construction bid. The head of the team is usually a general contractor or private prison operator. Typically, ISI is invited to be part of this team because of its repeat customer relationship. The team then competes for the contract as a group. This type of repeat customer relationship allows ISI-Detention the ability to negotiate most of the work sold to repeat customers.

Typically, when ISI-Detention creates an initial budget for a project (before the detailed formal estimating of all job costs is completed), ISI-Detention typically estimates that 13% of the construction dollars will be allocated to ISI-Detention’s scope of work on that project, including the security electronics portion. This is an initial estimate that ISI-Detention uses in the early stages of a project before final design is completed. While the final amount of the ISI-Detention scope of work changes from project to project, depending on many factors relating to the design and the intended use of the facility being built or renovated, management has found that an initial budget of 13% of the estimated total construction amount for a project has proven to be a reliable basis for estimating the size of ISI’s portion of the project.

Most governmental agencies require that their significant contracts be competitively bid. Typically, they utilize the ‘‘Request for Proposal’’ (RFP) method where several competitors submit their sealed proposals for a particular project, or the ‘‘Request for Qualifications’’ (RFQ) process where competitors submit their Qualifications for consideration by the customer. Some contracts are let upon the standard ‘‘Straight Bid’’ process where the detailed plans and specifications for a project are published and contractors submit a ‘‘Bid’’ or fixed price, for the contract to build the project. Other competitive bidding processes may also be utilized, such as the Construction Manager at Risk model, where a Construction Manager is hired for a fee to build the project for a fixed price, or ‘‘cost plus profit and overhead’’ basis. When ISI-Detention responds to an RFP, RFQ, Straight Bid, or other competitive bidding process, it typically provides the response to a general contractor (where ISI-Detention is one of several contractors in different disciplines that are part of the total design/bid team providing a proposal with prices) or directly to the owner (governmental agency or private entity) of a correctional project. The quality of ISI-Detention’s estimating process, knowledge of the industry, knowledge of its customers and other issues requiring significant judgment and expertise are key factors in determining whether ISI-Detention will ‘win’ the competitive bid process and be offered the contract for the project.

When the customer sends ISI-Detention a contract, it contains typical construction contract terms and conditions, such as provision for retainage, certification of completion for progress payments, fixed markup on change orders, coordination responsibility, and similar provisions. Most contracts allow for progress payments on a monthly basis, and most contracts are fixed price.

Progress payments and retainage provisions control the amount and timing of payments to ISI-Detention. For example, upon execution of a contract, an agreed upon mobilization payment may be paid to ISI-Detention. Thereafter, each month ISI-Detention certifies to the customer the percentage of the total work that has been completed through the preceding month. A third party (typically an architect) also provides the owner of the project with a certification of the percentage of completion. If the third party agrees with ISI-Detention’s certification of its percentage of completion, then ISI-Detention is entitled to receive that percentage of the entire contract amount, less the amount of retainage (typically 5% to 10%). (For example, if ISI-Detention claims that 60% of its work under its contract has been completed, then ISI-Detention is entitled to be paid 60% of the contract amount, less the retainage amount). At the conclusion of the project, assuming no other changes or charges, ISI-Detention should have been paid the full contract amount less the retainage. When the owner of the project, ISI-Detention’s customer and the third party have all certified that the project is complete and that all sub-contractors of ISI-Detention have been paid or other appropriate documentation provided, the retainage amount is paid to ISI-Detention.

After a project is sold and ISI-Detention receives a contract, ISI-Detention prepares engineering drawings and schedules or lists creating more detail and information than in the design phase, which takes place early on in the development of a project. During the construction phase of the project, ISI-Detention orders materials from vendors and arranges for those materials to be shipped to the project site. Typically, ISI-Detention sends its employees to the job site to install this equipment. ISI-Detention’s projects usually take 9 to 14 months; some larger projects may run longer.

From time to time, ISI-Detention’s customers require that ISI-Detention provide not only the detention equipment but the security electronics as well. When this occurs, ISI-Detention uses MCS-Detention (a wholly owned subsidiary of ISI) to provide the security electronics to ISI-Detention. The price for the detention equipment and the price for the security electronics (closed circuit television, infra-red alarms, access control systems, etc.) are combined together and submitted by ISI-Detention to its customer as a package price.

When competitive bids are solicited in connection with the construction of a correctional facility, ISI-Detention bids for the detention equipment portion of the overall project as a direct contractor or as one of the subcontractors for a general contractor. The furnished and installed package proposed by ISI-Detention typically includes security locking systems and hardware, security hollow metal (doors and frames), detention furniture (tables, bunks, benches, mirrors, etc.), security electronic controls (closed circuit television, intercom, etc.) and security glass and glazing. By providing this complete package furnished and installed, ISI-Detention is able to provide a warranty program and insure that all the pieces and components are fully integrated and inter-operate correctly.

ISI-Detention’s typical warranty is a limited warranty of one year and is provided in more than 95% of the contracts entered into. This warranty provides for repair or replacement of defective materials or workmanship, if a failure occurs within one year of installation of the product. In very limited circumstances, ISI-Detention will provide an extended warranty of two years (with the same repair and replacement obligations as the one year warranty) when it is demanded by a significant customer or is otherwise required to secure a contract. In even more limited circumstances, an extended warranty of three years (with the same repair and replacement obligations as the one year warranty) will be provided.

The aggregate cost of fulfilling ISI Detention’s warranty obligations on completed contracts in 2006 and 2007 has been less than $150,000 for those years combined, and there have been no claims asserted by customers or users of ISI’s products that are outside the normal scope of warranty work required. Additionally, since all of the products sold by ISI are manufactured by others, the ultimate burden for warranty of those items is passed on to the manufacturers by ISI

MCS-Detention

MCS-Detention provides electronic security systems for correctional facilities. MCS-Detention develops electronic security systems for its customers using door controls, intercoms, closed circuit television (CCTV) and other low voltage electronic security systems that can all be controlled from one location at one console. MCS-Detention does not manufacture any of the hardware that is sold and installed as part of its security solutions. Hardware is purchased from third parties and installed as required by the plans and specifications for each project. MCS-Detention’s expertise lies in designing, engineering, supplying, installing and maintaining complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities. Typically, the ultimate structure of most transactions in which MCS Detention becomes involved is a situation where MCS-Detention is a subcontractor to another entity, which entity could be a general contractor, ISI-Detention or a competitor of ISI-Detention.

Many solutions are simultaneously provided for the customer, because MCS-Detention determines the needs of its customer and puts systems together (from many different manufacturers) to fit those needs. More importantly, MCS-Detention can integrate the operation of those varied systems so that they work together without conflict. Because of the complexity of the systems involved, MCS-Detention regularly designs the security electronic systems and prepares the drawings for architects and engineers. This complex design work involves coordination of wiring and conduit on a project, plus developing the requirements for local control and satellite control stations. Included in their offerings are access control, closed circuit television (including cameras, camera management and video image mass storage), detention control, fire alarm, intercom, perimeter protection, sound/paging, video visitation and other custom designed systems. Experience in planning, installation and service, combined with state-of-the-art equipment, provides MCS-Detention with a distinct advantage in marketing and developing customized solutions for clients.

Contracting Structure: Most transactions in which MCS-Detention becomes involved result in a contract with a customer who is an owner or construction manager (where ISI is a prime or direct contractor), or an agreement with a general contractor or electrical contractor (where ISI is a subcontractor). MCS-Detention’s customers also include ISI-Detention and competitors of ISI-Detention that lack the in-house capability to undertake a security electronics project. MCS-Detention may seek these projects on its own as a stand-alone vendor or as part of a team that has been assembled to pursue the project. The team approach is more commonly utilized by ISI-Detention, though it is an important part of MCS-Detention’s business model to act as a stand alone vendor.

Team Contracting: A team is typically assembled by a general contractor, architect, engineer, developer or a private correctional facility operator to submit a proposal to negotiate with a customer or submit a competitive bid on a correctional project. In these teams, MCS-Detention is the ‘‘Electronic Security Solutions Principal’’. The members of the team negotiate the amount and terms of the contract for their respective parts of the project. This means that MCS-Detention (and the other construction-related members of the team) would enter into a contract with a general contractor without having to directly participate in a bid competition. This can occur because the members of the team have previously worked together, and the team members have experience in dealing with most, if not all, of the other team members, and know their capabilities. Once the security and other components of the proposal are completed, the team submits the proposal in a competition or commences negotiations with the ultimate customer. For purposes of actually submitting the proposal, a ‘‘lead contractor’’ structure is utilized. This means that the principals on the team enter into agreements with the general contractor, and the construction portion of the team’s proposal is submitted in the name of the general or lead contractor.

Contracts with owners, construction managers, general contractors and electrical are pursued in both competitively-bid situations and negotiated transactions. These constitute approximately 90% of MCS-Detention’s annual project volume. The processes related to competitively bid contracts and negotiated transactions are as follows:

(i)             Competitively bid contract: MCS-Detention, acting alone or as the Electronic Security Solutions Principal for a team, is asked to submit a proposal with a price to a customer (owner, general contractor, construction manager or electrical subcontractor) for a portion of the work on a corrections project. There are usually other organizations competing with MCS-Detention that are also submitting proposals with pricing. The customer collects all the bids from the many vendors or teams, chooses the best one, and then submits a bid or proposal to its prospective customer in a bid competition. If MCS-Detention’s customer is an owner or construction manager, and the owner selects MCS-Detention as the winning bidder, then MCS-Detention enters into an agreement with the owner or construction manager. If MCS-Detention’s customer is a general contractor or an electrical engineer and that customer is selected as the winning bidder, then the customer engages MCS-Detention for that portion of the project for which MCS-Detention submitted a proposal or bid. In many bid competitions, the successful bidder is determined by which party has submitted the ‘‘best’’ bid, not necessarily the ‘‘lowest’’ bid. We believe that the relationships we have developed with architects, engineers, general contractors and others, has occasionally facilitated MCS-Detention being selected as the ‘‘best’’ bidder (and winning the contract) in situations where it was not the lowest bidder. However, there have been other situations where MCS-Detention has not been the successful bidder when it was, in fact, the lowest bidder.

(ii)          Negotiated transaction: MCS-Detention, acting alone or as the Electronic Security Solutions Principal for a team, prepares a proposal for a portion of the work on a correctional project that is to be submitted to a prospective customer for a negotiated transaction. The parties negotiate the terms of the agreements without competitive bidding. Many of these negotiated transactions are with repeat customers. This arrangement allows MCS-Detention to enter into a contract with a customer without the price pressure and elimination of value-added services that are common in competitively bid transactions.

(iii) Intercompany Transaction: When MCS-Detention’s customer is ISI-Detention, an intercompany arrangement for billing and receivables are created.

MCS-Detention maintains its sales force in San Antonio, Texas and in Indianapolis, Indiana. Sales are pursued nationwide from those locations.

MCS-Detention estimates the cost and pricing of a project in a process that is similar to that of ISI-Detention. MCS-Detention will review the design drawings and written specifications, to create the same ‘‘take-offs,’’ or lists, of products and materials that are required on a project. MCS-Detention will then distribute the lists to vendors, receive the vendors’ bids on their respective portions of the project, and then MCS-Detention will calculate the costs to furnish and install the products required. MCS-Detention then adds profit and overhead to its calculations and determines the final price for the customer. In determining the final price, MCS-Detention uses the same subjective criteria that ISI-Detention uses.

The contracts that MCS-Detention secures are subject to similar competitive bidding processes as are the contracts entered into by ISI-Detention. All products supplied by MCS-Detention are purchased from third-party vendors, assembled and prepared by MCS-Detention, and then sold by MCS-Detention to its customer. Typically, all MCS-Detention systems are installed and tested by MCS personnel. The terms of the contracts MCS-Detention enters into with its customers are similar to the types of contracts entered into by ISI-Detention. The types of customers that are served by MCS-Detention are the same types of customers that are served by ISI-Detention. The electronic security products of MCS-Detention are linked into an integrated system using applications software developed and provided by MCS-Detention.

MCS-Commercial

MCS-Commercial designs, engineers, supplies, installs, and maintains professional security, access control, video and fire alarm system solutions for large commercial customers.

Contracting Structure: Approximately 34% of the work of MCS-Commercial is negotiated service work, which is not subject to competitive bidding and is billed on an hourly basis for time and materials. The remaining 66% of MCS-Commercial’s work is generally equally divided between negotiated contracts and competitively bid transactions on commercial (not correctional) projects. Most non-service work transactions result in a contract with a customer who is an owner or construction manager of a project (where MCS-Commercial is a prime or direct contractor) or an agreement with a general contractor or electrical contractor on a project (where MCS-Commercial is a subcontractor).

MCS-Commercial has focused upon relationship selling and negotiated contracts, because in the commercial (non-governmental) arena, competitive bidding is not mandated by law, and the parties have the option of negotiating a contract should they choose to do so. MCS-Commercial will continue to focus upon the negotiated transaction sector of its business, by aggressively seeking out and courting relationships with owner/customers.

MCS-Commercial pursues the majority of its work on its own as a stand-alone vendor, though a smaller portion is pursued as part of a team that has been assembled to pursue the project. The team approach is more commonly utilized by ISI Detention, though it is an important part of MCS-Commercial’s business model.

Team Contracting: A team is typically assembled by a general contractor, architect, engineer, developer, or electric commercial project. In these teams, MCS-Commercial is the ‘‘Electronic Security Solutions Principal’’. The members of the team negotiate the amount and terms of the contract for their respective parts of the project. This means that MCS-Commercial enters into a contract with a general contractor or electrical contractor without having to directly participate in a bid competition. This can occur because the members of the team have previously worked together, and the team members have experience in dealing with most, if not all, of the other team members, and know their capabilities. Once the security and other components of the proposal are completed the team submits the proposal in a competition or commences negotiations with the ultimate customer. For purposes of actually submitting the proposal, a ‘‘lead-contractor’’ structure is utilized. This means that the principals on the team enter into agreements with the general contractor, and the team’s proposal is submitted in the name of the general or lead contractor.

Contracts with owners, construction managers, general contractors and electrical contractors are pursued in both competitively bid situations and negotiated transactions. These constitute approximately 66% of MCS-Commercial’s annual project volume. The processes related to competitively bid contracts and negotiated transactions are as follows:

(i)             Competitively bid contract: MCS-Commercial, acting alone or as the Electronic Security Solutions Principal for a team, is asked to submit a proposal with a price to customer (owner, general contractor, construction manager or electrical subcontractor) for a portion of the work on a commercial (non-correctional) project. There are usually other organizations competing with MCS-Commercial, also submitting proposals with pricing. The customer collects all the bids from the many vendors or teams, chooses the best one, and then submits a bid or proposal to their prospective customer in a bid competition. If MCS-Commercial’s customer is an owner or construction manager, and the owner selects MCS-Commercial as the winning bidder, then MCS-Commercial enters into an agreement with the owner or construction manager for their portion of the project. If MCS-Commercial’s customer is a general contractor or an electrical engineer, and that customer is selected as the winning bidder, then the customer engages MCS-Commercial for that portion of the project for which MCS-Commercial submitted a proposal or bid. In many bid competitions the successful bidder is determined by which party has submitted the ‘‘best’’ bid, not necessarily the ‘‘lowest’’ bid. We believe that the relationships we have developed with architects, engineers, general contractors and others, have facilitated ISI occasionally being selected as the ‘‘best’’ bidder’’ (and winning the contract) in situations where it was not the lowest bidder. However, there have been other situations where MCS-Commercial has not been the successful bidder when it was, in fact, the lowest bidder.

(ii)          Negotiated transaction: MCS-Commercial, acting alone or as the Electric Security Solutions Principal for a team, prepares a proposal for a portion of the work on a commercial (non-correctional) project, which is to be submitted to a prospective customer for a negotiated transaction. The parties negotiate the terms of the agreements without competitive bidding. This arrangement allows MCS-Commercial to enter into a contract with a customer without the price pressure and elimination of value-added services that is common in competitively bid transactions.

MCS-Commercial supplies security electronic products to end-users and contractors. These products include: access control systems, fire alarms, video, CCTV, sound paging systems and structured cabling. In contrast to ISI-Detention and MCS-Detention, which sell their products to the corrections industry for jails and prisons, MCS-Commercial typically sells its products to contractors that are building or renovating commercial projects, or to owners of commercial properties. MCS-Commercial does not manufacture any of the hardware that is sold and installed as part of its security solutions. Hardware is purchased from third parties and installed as required by the plans and specifications for each project. Although the products of MCS-Commercial and MCS-Detention are similar in many respects (i.e. access control systems, CCTV, etc.), MCS-Commercial sells products only to commercial customers for commercial projects.

MCS-Commercial maintains sales/service offices in Dallas, San Antonio, Austin and Houston, Texas as well as in Denver, Colorado. Each office is responsible for selling and servicing MCS-Commercial products in its respective geographical area.

The process of estimating and pricing projects for MCS-Commercial is substantially the same process used by ISI-Detention and MCS-Detention. Additionally, MCS-Commercial enters into contracts that are similar, if not identical, in terms and conditions to the contracts entered into by ISI-Detention and MCS-Detention. MCS-Commercial buys and resells all of its products to its customers. Installation is performed by MCS-Commercial employees and also by subcontractors.

As used above, the term ‘hardware’ is intended to mean hard goods generally related to all facets of modern security systems. Therefore this term includes not only operational computer terminals (with software loaded upon them), computer monitors and networking devices, but it also includes security grade doors, windows, locks, hinges, door closers, door handles, cameras, sensors, intercoms, fire alarms, smoke alarms, access controls, installation hardware (screws, nuts, bolts, cables, etc.) and similar goods involved in modern correctional, governmental and commercial security systems.

General

None of ISI’s three divisions manufactures the hardware that it sells. Hardware is purchased from third parties and resold. ISI-Detention and MCS-Detention do not have long-term agreements with their third-party hardware vendors. Most of the hardware that these two divisions typically recommend be used in any particular customized security solution for a customer is available to them from more than one hardware vendor. Accordingly we do not believe that such long-term agreements are necessary. MCS-Commercial has distribution agreements in place with some of its third-party vendors to distribute certain product lines. Computers are included in the hardware that the divisions sell to their customers. Those computers require software, and that software is purchased from third parties. None of our proprietary software is sold separately to our customers. The divisions load the third-party software on the computers (or it is installed by the manufacturer of the computer) and insure that the computers are working properly before they are sold and shipped to the customer.

Hardware re-sales are not impacted by whether we act as a contractor or subcontractor on a particular project. In either instance, whether as a subcontractor or a contractor, we purchase hardware, pre-assemble and test it, and once approved, ship the goods to the jobsite, where the hardware is installed. Whether we are a subcontractor to a general contractor, or a party to a direct contract with an owner of a project, these internal processes at ISI do not change. The key relevant difference in ISI acting as a general/prime contractor or a subcontractor with regard to hardware re-sales is merely the identity of the party with whom ISI contracts and the party to whom ISI looks for initial payment.

Whether we are acting as a general/prime contractor or a subcontractor, the cost of the hardware is included in Cost of Revenue/Contract Costs in our financial statements, and the revenue generated by the sale of that hardware is reflected in Contract Revenues in our financial statements. The profit from the sale of hardware is first reflected in Gross Profit in our financial statements, which is then reduced by general, sales and administrative costs, etc. In either situation, the results of the resale of the hardware are reflected in the internal financial results of each project, and ultimately in our financial results, as any other component of a project such as labor, utilities, or supplies.

The security solution created by us for each customer is a unique combination of different security devices, made by many different manufacturers. These devices include access controls (keypads, card swipe readers, and key fob proximity readers at doorways), electric locks, closed circuit television equipment, fire alarm systems and smoke detectors, etc. These many different devices were not originally manufactured to work together in an integrated system. Each manufacturer developed its product to work in a ‘‘typical’’ environment, and each manufacturer determines what ‘‘typical’’ would be.

Each project presents us with a unique combination of a one-of-a-kind array of security related devices in a unique geographical configuration and utilization, and security deployment environment. Examples of those disparate environments include a city jail in a humid coastal area with hundreds of prisoners being booked in and out each day, the searing heat of a desert prison with long-term inmates where classroom education is the key activity, or a downtown high-rise with residents and business tenants demanding comprehensive 24/7 personal safety that does not intrude upon their private or business lives. Making these systems work together is a key value-added service that the ISI divisions provide.

The unusual communication and operational problems between systems presented to us in each project requires project-specific programming to resolve. The cost of such project-dedicated programming is charged to each individual project. The programming solution is stored for use at a later time should a similar requirement arise. Over time, we have developed a library or warehouse of these unique software solutions, which helps us solve the communication conflicts between disparate systems quickly and accurately.

This library of unique software solutions, created on a project-by-project basis is the foundation of the proprietary TotalWerks suite of software programs that we use to solve communication conflicts between security devices. This suite of software is a development tool used by us and it is not sold to any customer. The TotalWerks suite allows the fabrication and engineering personnel of MCS-Detention and MCS-Commercial to quickly create the software solutions that are needed for a specific project.

Before any system is shipped to a customer, it is first assembled in the MCS-Detention or MCS-Commercial offices, in a simulated real-world environment. The TotalWerks software is used during this intensive testing, and allows the engineering and fabrication staff to test every input/output device (door switch, card swipe reader, security keyboard, night watchman guard tour signal device, etc.) in the expected real-world environment for that project in order to insure that each device works properly with all the other required systems, before the system is shipped to the customer.

The TotalWerks suite of software is essentially a combination of the adaptations and tools that ISI has created for individual projects, and the cost of developing almost all of the component pieces of the Suite was charged to individual projects for which each separate adaptation or tool was created. The cost of the additional work completed on the TotalWerks suite to streamline its operation has been minimal. Therefore, ISI does not maintain a separate research and development program.

In 2005, we purchased 90 computers for resale to its customers for a total cost of approximately $252,000. In 2006, we purchased 104 computers for resale to its customers for a total cost of approximately $291,200. In 2007, we purchased 110 computers for resale to its customers for a total cost of approximately $79,220. Those computers, which were used for our touch screen solution utilized in the corrections market, required software, and that software was purchased from third parties.

There are two software packages that are loaded on these computers that require licensing, and the transfer of the license to ISI’s customer is handled differently for each of the packages:

(i)             Microsoft Windows XP — This operating system software package is well known to the business community. ISI pays the manufacturer of the computer for the license for this software package for each computer that ISI purchases for resale to its customers. The license for Windows XP is purchased in the name of an entity. The license is not registered in our name or that of our customer. The license is purchased from the computer manufacturer, and Windows XP is installed on the computer by the computer manufacturer. All of the licensing documentation that establishes that the software on each computer is properly licensed and is delivered by the computer manufacturer to us. Upon completion of the project for which the computer was purchased, we deliver to our customer all of the authenticating documentation for the software package. The validation certificates, registration numbers, discs containing the software, and all similar authenticating data are provided to our customer. This provides the customer with the documentation required to substantiate its unfettered ownership of the software package. The cost of each license for Windows XP is included in the cost of the computer. In 2005, we paid approximately $8,100 for 90 licenses for Windows XP, at a per-copy price of approximately $90. In 2006 ISI paid approximately $9,360 for 104 licenses for Windows XP, at a per copy price of approximately $90.  In 2007 we paid approximately $9,900 for 110 licenses for Windows XP, at a per copy price of approximately $90.

(ii)          Wonderware — This software is a graphics interface program that, among other things, makes ‘‘touch screens’’ actually touchable. The license for this software is actually registered in the name of our customer. The license for the software is issued to our customer and bears the name of the customer. The license is purchased from the software manufacturer and is installed on the computer by us. All of the licensing documentation which establishes that the software on each computer is properly licensed to our customer and is delivered by the computer manufacturer to us. Upon completion of the project for which the computer was purchased, we deliver to our customer all of the authenticating documentation for the software package. The validation certificates, registration numbers, discs containing the software and all similar authenticating data are provided to our customer. This provides the customer with the documentation required to substantiate its unfettered ownership of the software package. The cost of each license for Wonderware is $750.00. The amount paid annually for such licenses will vary with the number of computers sold. In 2005, ISI spent approximately $108,000 on 90 copies of Wonderware, at a per-copy price of approximately $1,200. In 2006, ISI spent approximately $124,800 on 104 copies of Wonderware, at a per-copy price of approximately $1,200.  In 2007, ISI spent approximately $57,000 on 75 copies of Wonderware, at a per-copy price of approximately $760.

We have made a concerted effort to become a total solutions provider of security and detention for the corrections design/build market. In the security industry, a ‘‘total solutions provider’’ means that a vendor has the ability to design customized solutions for a wide range of security needs, and provide all of the hardware and software for those solutions, rather than designing a wide array of solutions, but only actually fulfilling the design in one or two areas. If a customer selects a series of security vendors, each providing a separate and independent system that addresses only a limited security need, then the numerous systems required to provide overall security can cause many unanticipated problems in operations, maintenance, and upgrades. ISI, as a ‘‘total solutions provider,’’ can provide its customers with one source for a wide range of security solutions that are tested and proven to work together.

Our operating units provide a range of products as well as value-added services such as design assistance to architects, engineers and owners through writing specifications, providing CAD documents, equipment selection and vendor recommendation. The breadth of its offerings has enabled us to establish a leadership position in the design/build corrections market; in turn, this recognized expertise in providing customized, high-level solutions to the most demanding of customers has allowed us to acquire projects in other security-sensitive sectors, such as the healthcare industry, water treatment plants, federal courthouses and upscale private commercial buildings.

Through our design assistance and performance, we develop relationships that make repeat business with customers more likely. For example, more than 60% of the revenue for ISI-Detention and MCS-Detention during 2005, 2006, and 2007 has been the result of contracts with repeat customers. These repeat customers typically allow ISI to negotiate the work, especially on design-build projects. Design-build projects are contracts where ISI provides substantial design assistance to its customers.

Bonding

Performance and payment bonds are an important component of our business, because many customers require that performance and payment bonds be delivered to the customer before the customer will enter into a contract. Approximately 39% of contract revenues and 35% of overall company revenues for 2007 were generated by ‘‘bonded’’ contracts (contracts that require performance and payment bonds), and approximately 37% of ISI revenues in the past three years have been derived from bonded contracts.

From 2004 through the ISI merger in July 2007, bonding capacity had been made available to us through ISI*MCS, an entity created and owned by the Chief Executive Officer and President of ISI, Sam Youngblood and Don Carr, respectively. Since the consummation of the acquisition of ISI, ISI*MCS has not provided any new bonded contracts for ISI or Argyle. Subject to the final determination by a bonding company, our insurance agent estimates that sufficient new bonding capacity to address the total expected business in 2008 will be available to us upon receipt of additional equity financing and/or subordinated debt financing. The Company currently anticipates such financing to take place by April 2008. However, if we are unable to engage in a financing and we are unable to secure a line of bonding capacity, then we will not be able to enter into contracts that require such bonds. This would significantly reduce our expected sales and reduce the level of our future financial performance. Some of the additional factors that might cause ISI to be unable to obtain such bonds include, but are not limited to, unacceptably high premium rates for such bonds, the unavailability of bonding capacity at an acceptable cost from a bonding company with an acceptable financial rating, or the collateral/financial requirements of the bonding company. Such requirements are generally intended to provide liquidity to a bonding company should it become obligated to pay a claim. These requirements can include minimum cash reserves, letters of credit for the benefit of the bonding company and other irrevocable commitments of working capital that are unacceptably high. In addition, because ISI*MCS no longer has a relationship with us, we no longer have the benefit of a long-standing relationship with a bonding company.

The bonding company that issued the performance and payment bonds is an interested party in all matters regarding the bonded contracts. A bonding company is obligated to complete a project for which it has issued bonds and will typically seek recovery of its costs to complete the contract from all available parties. The result is that a dispute with an owner or general contractor arising from a bonded contract must also include consideration of the interests of the bonding company, typically a well-financed and highly sophisticated party. The addition of this sophisticated party to disputes regarding bonded contracts increases the risk that a default or breach of a bonded contract by ISI will result in a loss to ISI. Even if ISI is able to resolve or avoid a dispute with an owner or general contractor, resolving a dispute with a bonding company that has paid a claim to complete a project will increase the potential risk of loss to ISI.

Acquisitions

Prior to its acquisition of ISI, Argyle, either itself or through its subsidiaries, sought to acquire companies that meet many of the following criteria and Argyle continues to seek to acquire companies that are synergistic with one or more of its existing businesses and / or that fit into many of the following criteria:

•     Has demonstrated competitive advantage in at least one key area;

•     Enhances existing geographic footprint;

•     Increases market share in existing vertical markets or channels;

•     Facilitates entry into targeted new vertical markets or channels;

•     Brings products or technology that can serve existing markets or channels;

•     Offers a new technology that is complementary to Argyle’s strategy;

•     Has international presence or potential;

•     Is profitable, or can quickly become profitable;

•     Has potential/opportunity for attractive revenue and margin growth;

•     Has strong share in a relevant market;

•     Has capable management team that shares Argyle’s vision and strategy;

•     Has a customer-focused, solutions philosophy;

•     Has track record of capitalizing on convergence opportunities; and

•     Is fairly priced.

On July 31, 2007, Argyle consummated a business combination, acquiring 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries, the value of which the Board of Directors determined was greater than 80% of Argyle’s assets at the time of the merger. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a ‘‘predecessor’’ to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

Argyle used an estimated $20.5 million (excluding Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI.  At the closing of the merger, the following consideration was paid by the Company to the stockholders and debt holders of ISI:

•      $18.6 million in cash;

•     1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and

•                  $1.9 million of unsecured promissory notes convertible into shares of common stock of the Company at a conversion price of $10 per share.

Additionally, Argyle incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb & Loeb of $0.5 million, $0.6 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.3 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million incurred by ISI (related primarily to attorney, brokerage and accounting fees).

The ISI acquisition met the previously set criteria in terms of; business sectors served (access control and perimeter / outdoor), markets served (US), channels served (IT / IP integrators), and products offered (solutions strategy and strong brand equity).  ISI had financial metrics of revenues, gross margins, operating margins, and cash flows all exceeding the previously set acquisition criteria.  The close proximately of ISI to the Company’s headquarters in San Antonio, the experience and expertise of the ISI management team, and the similar corporate culture and philosophy made the acquisition particularly attractive.

On January 1, 2008, MCFSA, Ltd. (“MCFSA”), all of the partnership interests of which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of Fire Quest. Fire Quest is engaged in the business of alarm system sales and service.  In consideration for the sale of its assets to MCFSA, Fire Quest received cash in the amount of $0.75 million and a promissory note in the aggregate principal amount of $0.25 million (“Fire Quest Promissory Note”). The Promissory Notes will bear interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention for cash in the amount of $1.5 million and convertible promissory notes (the “Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the Promissory Notes is guaranteed by and secured by the assets of ISI and the Company; bears interest at 6% per year and will become due and payable on December 31, 2012. On February 28, 2008 the holders of the Promissory Notes may convert up to $1,500,000 of the outstanding balance of the Promissory Notes into shares of Argyle’s common stock at the average closing price of Argyle’s common stock for the 20 trading days preceding the conversion date, provided that the conversion price may be no less than $8.00 per share.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI,  closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (“Com-Tec”), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.  In consideration for the sale of the units to ISI-Controls, the holders of units in Com-Tec (the “Seller”) received cash in the amount of $3.0 million and a secured subordinated promissory note in the aggregate principal amount of $3.515 million (the “Promissory Note”). The aggregate principal amount of the Promissory Note may be reduced depending on the occurrence of certain events described in the Unit Purchase Agreement by and among ISI-Controls, the Seller and Jeffrey E. Corcoran as the Seller Representative (the “Unit Purchase Agreement”). The Promissory Note is guaranteed by and secured by the assets of ISI and the Company; bears interest at 7% per year and will become due and payable on April 1, 2011.

Customers

Our company is customer focused and takes pride in its customer retention. We continuously focus on finding ways to better serve our clients.

Our diverse customer base consists primarily of contractors, construction companies and architects catering to publicly and privately run detention facilities and commercial construction. For fiscal year 2006, ISI generated 16% of its revenues from its top customer, 26% from the top two and 34% from the top three. ISI’s largest customer represented $9.5 million of revenues. Other large customers represented 10%, 8%, and 5% of revenues in fiscal year 2006.  The company is progressing in diversifying its customer base: for fiscal year 2007, ISI generated 8% of its revenues from its top customer, 15% from the top two and 20% from the top three. ISI’s largest customer represented $6.7 million of revenues. Other large customers represented 7%, 6%, and 5% of revenues in fiscal year 2007.

Competition

The security services industry is a large and competitive market. We compete for contracts based on our strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. We often compete against defense contractors, as well as specialized information technology consulting and outsourcing firms. ISI-Detention’s competitors include Norment Security Group (part of Compudyne), Cornerstone Detention Products, Sierra Steel, CCC Group, G-S Company, and Pauly Jail Building Company. There are also several smaller regional companies that compete with ISI-Detention.

MCS-Detention’s competitors for its hardware/software solutions include: Norment Security Group, Stanley Integrator (part of Stanley Works), Simplex Grinnell (part of Tyco), ESi Companies, Southwest Communications, and Accurate Controls. MCS-Commercial faces a much broader array of competitors such as: Koetter, Siemens, DSS, Fire Alarm Services, Fire Alarm Control Services, Tyco, Chubb and Lone Star. Management does not expect competition in any of the sectors to decline in the foreseeable future.

Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us. However, the larger conglomerates that compete in the detention sector offer only the electronic portion of our detention security solution. There are very few companies that provide both electronic and physical security solutions, Norment (part of Compudyne) being the most prominent, allowing general contractors to deal with a single supplier for all of their correctional security needs. The commercial security sector has always had a few very large competitors and many moderate size competitors. The latter companies continue to thrive on the basis of their sales capability, project execution performance and their after-project service. The commercial security market has proven to be large enough in prior years to support growth for both large and moderate size security companies.

Employees

As of December 31, 2007, we had approximately 397 full-time employees. Future success depends significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement, have not experienced any strikes or work stoppages and consider our relationship with our employees to be satisfactory.

Market

The Company’s focus markets include the corrections market and the commercial security market in attractive geographic areas throughout the world.  The graphic below depicts our current comprehensive focus areas as well as our anticipated future service offerings.

The Company seeks opportunities in the Outdoor & perimeter, Access control, and Intrusion detection markets in each of which Video surveillance is a common market element.  The Company is actively seeking acquisition targets that can serve these markets and can be complementary to one another in the access to these customers and markets.  The Company believes it has key competencies in Consulting and Project Management, and although we currently provide some services in Risk & Threat Analysis we may seek to expand our service offering in those areas.

Our Company is a comprehensive security solutions provider to our diverse customer base because it addresses the majority of their physical electronic security requirements.  We meet these requirements with a broad range of specific but custom integrated security solutions delivered on a turnkey basis.  Our goal is to become a trusted resource to our customers, and in doing so develop long standing relationships, through which we then become an ongoing provider of recurring maintenance and support services for both systems installed by us as well as legacy systems.  We view our most important asset, as well as our ongoing and continuous focus, to be the value and trust that we have developed with our customers by meeting or exceeding their expectations.  In both our corrections and commercial markets, our long term customer relationships represent a growing source of predictable future installation revenue as well as recurring services — at growth rates that well exceed that of our competitors.  Currently, our primary business is the delivery of these solutions as a systems integrator, though we currently produce some of our own proprietary software and hardware for the corrections market, which we will also sell to other system integrators.  As we consider potential acquisition candidates, our goal is to extend our national footprint in the commercial / government systems integration market sector and we may determine that it is in our best interests to acquire selective technologies in software and hardware that have been developed by successful organizations. We will only consider such acquisitions if we determine that our ownership of such technologies will not compromise the best possible products and services to our customer base and will not disturb the sales channels of these products to their respective markets.

Detention Market. The detention market has been expanding in recent years. At the end of 2006, there were 2,385,213 prisoners (up from 2,320,359 at end of 2005) being held in federal or state prisons or in local jails or juvenile facilities. Statistically, 1 in every 133 U.S. residents (up from 1 in every 136 in 2005) was in prison or jail in 2006. The latter was an increase of 2.8% from year end 2005. The average growth in both the prison and jail populations during the previous ten years has been approximately 3% per year. At the end of 2006, state prisons were operating between 2% below and 14% above capacity, and federal prisons were operating at 34% above capacity. As a result of this situation, some states have had to move their excess prisoners to other states where detention facilities have some excess capacity to absorb additional prisoners. Management believes that we are well positioned to take advantage of the continued growth in population in detention facilities. The statistics presented above were obtained from publicly available U.S. Department of Justice Bureau of Justice Statistics Bulletins.

The current prison construction programs of various federal agencies, states, counties and cities are driven by many different factors pertaining to inmate populations. In addition to annual increases in inmate population, these factors include the increase in the rate of juvenile and female incarceration, the segmenting of violent sexual predators, the segmenting of aging inmates, the recent rapid increase in the rate of illegal alien incarceration, plus the significant transient movement of the population, which also causes an increase in incarceration rates in different locations.

Private prison operators are growing at a much faster rate than the 2.5% to 3.0% increase in inmate growth (Bureau of Justice Statistics Bulletin). One of the reasons for this accelerated growth is the increasing acceptance of the financing plans that have been developed by the private operators.  We are planning to pursue projects by private prison operators in 2008.

Commercial Security Market. The North American electronic security market reached $23.8 billion by the end of 2005, of which 70% was in the commercial/industrial sector — MCS-Commercial’s market. The fastest growing sectors within that market are video (10% per year) and access control (8 - 9% per year), both areas in which MCS-Commercial competes. MCS-Commercial also competes in the fire protection area. MCS-Commercial is also able to design and provide fire alarm products and services. The fire alarm market is a potential catalyst for garnering video and access control business because of the unique licensing requirements mandated by state and local authorities which oversee an industry that is focused more on life-safety than on property protection. Many of the organizations vying for commercial/industrial business lack the fire alarm certification licensing needed to provide a total system solution.

Note: The statistics presented above were obtained from documents originally published by JP. Freeman & Co., IMS Research, and The Freedonia Group, market research organizations serving the physical security industry.

Business Strategy

Solutions Focus. As the industry continues to grow, we are focusing our efforts in a manner that will allow us to respond to the needs of our customers.  In order to accomplish the goals of our clients, we have implemented a business strategy that is client-oriented and solutions focused.  The key elements of the strategy include:

• Capitalize on the opportunities emerging from digital convergence, new technologies and growing markets to offer customers total security solutions:

PRODUCTS + SOFTWARE + SERVICE = SOLUTIONS

• Employ both organic growth and strategic acquisitions to create a publicly held global security company that operates in the areas of our focus markets and channels.

• Capitalize on acquisition targets in a globally fragmented market.

• Move expeditiously to reach critical mass — a size sufficient to attract global customers, larger acquisition candidates, exceptional people and efficient capital.

• Leverage technology, products, channels and skill sets.

• Enhance and leverage valuable brands and relationships across new geographic regions and channels.

Specific Objectives for 2008 — 2010

                The Company has outlined the following items as critical success milestones to be met in the next three years:

•                  Effectively assimilating acquisitions by realizing targeted synergies.

•                  Annually increase corrections and commercial recurring revenues.

•                  Retain significant number of large customers and focus on adding new customers to mitigate risk.

•                  Expand U.S. Commercial footprint by year end 2008, with a presence in at least 15 cities.

•                  By year end 2009, acquire perimeter capabilities that open new markets for the Company and are synergistic with existing commercial channels.

•                  Establish international footprint, by year end 2010.

Design-build/ Negotiated Market Sector

We plan to focus our growth efforts on the design-build/negotiated market sector. In order to accomplish that growth, management will need to hire additional personnel. Our management has slated specific positions in sales and project development that must be filled with quality people to meet this growth goal. Although no firm targets have been set, benchmarks to determine the progress will be based on the increase of the backlog of work and in new customers from new territories and markets. How successfully the plan is being executed will be determined by whether we are able to stay within budget, maintain planned growth in sales and earnings and by periodically checking on new projects. New projects will be monitored to determine increased sales activity and to determine probable sales closing success rates.

We anticipate that the continued focus on growth in the design build/negotiated sector will consume the majority of our available resources. We are planning expansion in this sector because we believe we can add value through design expertise that allows us to satisfy customers and eliminate the ‘‘bid and chase,’’ or competitive bidding environment, where we are not always able to provide higher added value services to the customer.

Detention Market Sector

In the detention sector, concentrating on the design-build/negotiated market offers us the following advantages applicable to the detention market customer base:

•                                          Develops a customer relationship at the initiation of projects, thereby maximizing the probability of success in the sales opportunity;

•                                          Limits the exposure to competition, since the project requirements can be written around unique company product capabilities;

•                                          Positions us on the ‘‘customer’s side of the table’’ for a consolidated team sales effort relative to the facility operator/owner; and

•                                          Avoids the ‘‘low bidder take all’’ sector of the market in which reduced margins are typical in order to position us for better margin returns.

Key Alliances

In the detention sector, creating, maintaining and enhancing key alliances with general contractors involved in the development and construction of detention facilities is critical for the development of a steady and recurring revenue stream in a market that is steadily growing.

In the commercial sector, the focus is to develop alliances with very large and multi-site regional or national organizations that will then utilize our capabilities for their security needs in growth/expansion projects and/or in many locations, so as to provide a steady and profitable revenue stream for us.  The technology partners that are critical to our success are in five primary areas; access control, video, fire detection, printers, and intercom.  The company has established relationships with companies in each of those fields.

Access Control	Video	Fire Detection / Printers / Intercom

GE Security	American Dynamics	EST
Info Graphic Systems	DVTEL	FARGO
AMAG Technology	NICE	AIPHONE
DSX	KALATEL	Zenitel
Access Specialists, Inc.	SONY
Lenel Systems International, Inc.	Panasonic
Casi Rusco	Bosch
Cernium

Geographic Expansion and Strategic Acquisitions

In both sectors of the business, the acquisition of comprehensive video development/manufacturing capability that can be tightly integrated with Argyle’s other products will greatly enhance our competitive posture in capturing business and will also result in more of the project revenue remaining in-house for enhanced margin.  In addition, through our strategic acquisitions, we are obtaining office locations throughout the US, resulting in our detention sector having the ability to better service our customers.

In the commercial sector, either acquisition of existing solution providers in some of the larger metropolitan markets in the U.S., or internal expansion to address those markets, will greatly enlarge our national footprint and better enable us to service the multi-site organizations that are being sought as customers. External acquisitions will give us access to new customers in the regions that are of interest and would give us a running start as opposed to the slower build-up that would ensue from internal expansion.

Marketing Initiatives

We intend to develop a market for our integrated detention electronic security solution utilizing our proprietary software system. We plan to focus on three markets not we have not significantly penetrated at this time — the Midwest, Northeast and West coast — by establishing a local sales presence in these geographic markets to sell our detention solutions to contractors and integrators there. We have enlisted the support of an experienced sales professional with a background in the detention systems market to spearhead this effort.

Sales

Our Sales organization and goals can be characterized as follows:

•                                          Focus on sales and marketing to niche target markets.

•                                          Maintain a dedicated national account sales team with the necessary credentials to capture larger scale and multi-site commercial security opportunities.

•                                          Support a committed sales team to sell our hardware/software solutions to organizations that compete with the parent, but lack their own in-house capabilities.

•                                          Target organizations operating in regions of the market that are not currently addressed today.

•                                          Sustain a highly motivated and organized sales organization that is instrumental to profitability, that rewards excellence, and that quickly weeds out non-performers.

Marketing

                Successfully branding ourselves and each of our divisions to create greater visibility in the industry and across the nation is the central goal of our marketing efforts.  The following provides a list of our marketing initiatives and objectives:

•                  Coordinate media relation and public relation campaigns for all Argyle products and services, and the ISI/MCS development team.

•                  Support and promote Argyle industry experts by securing speaking engagements, interviews, quotes, and mentions.

•                  Continue to develop and improve a centralized database system where all sales and marketing staff can track sales leads and customer information.

•                  Increase association membership and certification opportunities through staff affiliation (i.e. Design Build Institute of America).

•                  Develop and implement marketing strategies for all acquisitions.

•                  Continue to enhance project bid spreadsheet for cost code & pricing structure.

•                  Roll-out revised project “turn-over” procedures.

•                  Continue to review sales bids and how the project can impact the company as a whole (i.e. market vs. capacity).

•                  Develop a risk analysis format.

•                  Upgrade Argyle website to one that provides interactive features.

•                  Establish new ideas regarding ways to promote ISI/MCS brand, service, company, and industry experts through researching news and daily events.

•                  Establish a newsletter that will be mailed out nationally to current and potential clients.

•                  Create or redevelop marketing collateral that emphasizes our commitment to our customers by offering services as well as solutions.

•                  Develop new booth design for conventions that showcases the company’s organization.

•                  Facilitate and refine “smarts & parts” bidding requirements.

Competitive Strengths

Our management team is competitively well positioned and believes that it has a number of strengths versus the competition:

•               Ability to react to changing technological needs.

•               A software platform that lends itself to very rapid adaptation to the specific requirements of individual facilities and to the use of the two major operating systems in the market-Windows and Linux, with minimal effort.

•               A broad array of software drivers that allow our solutions to utilize a wide variety of security system peripherals from many different third-party suppliers.

•               A solid reputation in both the detention and the commercial market sectors with its customers for on-time project execution, security solution performance and customer service that results in a significant amount of repeat business being garnered. For example, more than 60% of the revenue for ISI and MCS during 2005, 2006, and 2007 has been the result of contracts with repeat customers.

Many of our competitors do not have the in-house capability for electronic system solutions. We provide these solutions to our customers thereby further enhancing our value to clients.  Furthermore, we believe that we have leading edge solutions, including touch screen and PDA wireless control for the detention industry, plus a software development process that provides timely and efficient security solutions for customers.

Research and Development

A software development team within MCS provides our operating arms with new features and capabilities in developing security solutions. Software development from the R&D team allows new technologies to be reviewed and incorporated into our product lines.  The development team not only looks at software advances but also hardware breakthroughs.  The development team has projects in various stages of development which, when completed, will provide us with technology and integration advantages over our competition.  For example, technology is being developed to allow our customers to have a more active role in modifications to their own products.  Technologies using RFID, Bluetooth, Multi-Touch, RSS, Pod casting, Ultra-wideband and VoIP will bring enhancements and new feature sets to an already technologically well positioned product line.  Product lines acquired during recent acquisitions are being researched.  New hardware and software feature sets for these products are being developed which will again set standards in the marketplace but also reduce the fabrication time allowing quicker jobsite deployments.

Government Regulations

Various states within the United States require companies performing the type of work performed by us in detention facilities to be licensed. We maintain active licenses in every state in which we do business that requires licensing. Outside of detention facilities, many states and local municipalities require companies that provide turnkey electronic security systems for commercial facilities to obtain and maintain special security licenses.

The process of obtaining specialty security licenses is bureaucratic. We have designated personnel to oversee the process for maintaining all of our licenses. Obtaining new licenses typically requires that a test be taken in that state, if it requires a state license. If a state license expires or is revoked for any reason, it could prevent us from being authorized to enter into a contract in that state. If a local license expires or is revoked for any reason, we may be assessed a fine, depending on the delinquency in regard to that license.

The following is a list of the specialty licenses that we have secured as of December 31, 2007:

Alabama –– Detention & Security Equipment

Arkansas –– Sound & Intercom Systems, Fire Detection Systems, Signal & Burglar Alarm Systems, Computer Cabling
Arizona –– Low Voltage Communication Systems
California –– Low Voltage Systems
Florida –– Alarm System Contractor
Georgia –– Unrestricted Low Voltage
Iowa –– Subcontractor
Idaho –– Electrical Limited Energy Specialty Contractor
Louisiana –– Electrical Controls
Minnesota –– Technology Systems Contractor
Mississippi –– Security, Burglar & Fire Alarms

Montana –– Subcontractor

North Carolina –– Low Voltage Electrical and Alarm

North Dakota –– Subcontractor

Nebraska –– Subcontractor

New Mexico — Sound, Intercommunication, Alarm System

Nevada –– Low Voltage Systems Tennessee - Electrical Controls

Texas –– Private Security Alarm License and Fire Alarm License

Virginia –– Electronic Communications

City of Arvada –– Building Subcontractor

City of Aurora –– Fire Alarm Contractor and Fire Alarm Supervisor

City of Boulder –– Fire Alarm Systems

City of Broomfield –– Contractor

City of Centennial –– Business license and Access Control and Security

City of Colorado Springs –– Fire Alarm

City of Denver –– Access Control System and Electrical Signal

City of Lakewood –– Contractor

City of Littleton –– Miscellaneous

City of Loveland –– Fire Alarm

City of Thornton — Contractor –– Fire Alarm

City of Westminster –– General Building Contractor

City of Wheat Ridge — Electrical Signal

Item 1A. Risk Factors

Risks associated with our business

 An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this prospectus before making a decision to invest in our securities.

Budget constraints of federal, state and local governments could reduce our revenues.

Contracts for which federal, state or local governments are the ultimate customer have historically accounted for a major portion of ISI’s business. The detention systems segment, the largest business segment, outfits correctional facilities and courthouses. Many state and local governments operate under very tight budget constraints. These budget constraints could cause them to delay, reduce the scope of, or cancel pending projects, which could reduce our revenues.

Our failure to obtain and/or maintain required local/state licenses could reduce our revenue.

A portion of our business depends upon obtaining and maintaining required licenses. All such licenses are subject to audit by the relevant government agency. Any failure to obtain or maintain required licenses could result in the termination of certain of our contracts or cause us to be unable to bid or re-bid on certain contracts. In addition, we and/or our employees may be required to maintain certain facility security clearances. If we or our employees were found not to be in compliance, we could be excluded from bidding on certain contracts, removed from projects and/or fined, all of which would adversely impact our financial condition and good standing.

ISI has been subject to one audit of its licensing. In 2005, the Arkansas Licensing Board conducted a hearing regarding the renewal of ISI’s Contractor License for the State of Arkansas. The outcome of the hearing was successful, and ISI was issued a Contractor’s License.

We operate under fixed price contracts, and its failure to accurately estimate its costs may reduce its profitability.

Approximately 90% of our revenues result from fixed price contracts. If we do not accurately estimate our costs on projects, we could suffer losses on fixed price contracts. Unanticipated increases in the cost of raw materials could also result in our losing money on contracts. If we suffer losses on our contracts, our profitability will be reduced. In addition, the revenues that we record under these contracts are recognized under the ‘‘percentage of completion method of accounting.’’ This method requires considerable judgment and, as a result, the estimates derived at any point in time could differ significantly and result in material discrepancies between the revenues and the financial reality of the applicable contract.

Our ability to obtain payment and/or performance bonds is critical to our ability to conduct business.

Performance and payment bonds are an important component of our business, because many customers require that performance and payment bonds be delivered to the customer before the customer will enter into a contract. Approximately 39% of contract revenues and 35% of overall company revenues for 2007 were generated by ‘‘bonded’’ contracts (contracts that require performance and payment bonds), and approximately 36% of ISI revenues in the past three years have been derived from bonded contracts.

From 2004 through the acquisition of ISI in July 2007, bonding capacity had been made available to ISI through ISI*MCS, an entity created and owned by the Chief Executive Officer and President of ISI, Sam Youngblood and Don Carr, respectively. Since the consummation of the acquisition of ISI, ISI*MCS has not provided any new bonded contracts for ISI or Argyle.  Since our acquisition of ISI, ISI has been receiving bonding for individual jobs as needed. Subject to the final determination by a bonding company, our insurance agent estimates that sufficient new bonding capacity to address the total expected business in 2008 will be available to us upon receipt of additional equity financing and/or subordinated debt financing. The Company currently anticipates such financing to take place by April 2008. However, if we are unable to engage in a financing and we are unable to secure a line of bonding capacity, then we will not be able to enter into contracts that require such bonds. This would significantly reduce our expected sales and reduce the level of our future financial performance. Some of the additional factors that might cause ISI to be unable to obtain such bonds include, but are not limited to, unacceptably high premium rates for such bonds, the unavailability of bonding capacity at an acceptable cost from a bonding company with an acceptable financial rating, or the collateral/financial requirements of the bonding company. Such requirements are generally intended to provide liquidity to a bonding company should it become obligated to pay a claim. These requirements can include minimum cash reserves, letters of credit for the benefit of the bonding company and other irrevocable commitments of working capital that are unacceptably high. In addition, because ISI*MCS no longer has a relationship with us, we no longer have the benefit of a long-standing relationship with a bonding company.

The bonding company that issued the performance and payment bonds is an interested party in all matters regarding the bonded contracts. A bonding company is obligated to complete a project for which it has issued bonds and will typically seek recovery of its costs to complete the contract from all available parties. The result is that a dispute with an owner or general contractor arising from a bonded contract must also include consideration of the interests of the bonding company, typically a well-financed and highly sophisticated party. The addition of this sophisticated party to disputes regarding bonded contracts increases the risk that a default or breach of a bonded contract by ISI will result in a loss to ISI. Even if ISI is able to resolve or avoid a dispute with an owner or general contractor, resolving a dispute with a bonding company that has paid a claim to complete a project will increase the potential risk of loss to ISI.

If we are required to make any significant payments as a result of our indemnification obligations arising from specified ISI*MCS bonding contracts or guarantees, such payments may negatively impact our results of operation.

Argyle agreed that after the acquisition of ISI was consummated, it would indemnify and hold harmless Sam Youngblood and Don Carr, their spouses, attorneys, agents and permitted assignees against any losses incurred arising from a contract or agreement that is the subject of a performance or payment bond provided by ISI*MCS or guarantees by the indemnitees relating to any of the performance or payment bonds provided by ISI*MCS, to the extent such contract had not been fully paid as of the closing of the acquisition. These indemnification obligations survive until July 30, 2011 and the obligations are not subject to a cap or maximum amount. Although it is not anticipated that Argyle will be required to make any payments under this provision, if Argyle were required to do so, it could result in Argyle having to pay Mr. Youngblood and/or Mr. Carr a significant amount of money. ISI management estimates that the potential risk for Argyle on such indemnification could be approximately $31,583,019 which consists of all potential liability that could arise from all bonded contract obligations due and owing by ISI as of December 31, 2007 and assumes that all work performed or to be performed on bonded contracts is unsatisfactorily completed.

If we are unable to design and market our product offerings in a timely and efficient manner, we may not remain competitive.

Some of our markets are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards. In particular, the detention segment specializes in the development, implementation, and support of complex, integrated software systems, and accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain and we cannot guarantee that we will successfully develop new products. Our inability to develop and market these products or to achieve customer acceptance of these products could limit our ability to compete in the market.

In addition, we offer a wide variety of products. If the design or marketing of a product, or products, is not successful and we must allocate more resources to ensure the products’ success, it could lower the profitability of the product, or products, or affect customer perceptions as to the quality of the products and services being offered.

We depend on third-party hardware for our customized security solutions.

We purchase the hardware for our customized security solutions from third-party vendors. Currently our ISI-Detention and MCS-Detention divisions do not have long-term agreements with the third-party vendors with whom they do business. Any reduction or interruption in the supply or manufacturing of hardware from these third-party vendors could limit our ability to offer and deliver complete security solutions to its customers and could result in reduced revenues.

Our MCS-Commercial division has distribution agreements in place with some of its third-party vendors. If any of these vendors were to terminate or cancel its agreement with MCS-Commercial, this division would lose its ability to market that vendor’s specific product line to our customers. To the extent that we are unable to find a competing brand with the same level of acceptance among our customers, we could suffer the loss of some customers.

We are subject to substantial government regulation that could cause delays in the delivery of our products and services and may subject Argyle to audits or other similar review processes.

As a contractor and subcontractor to agencies of various federal, state and local governments, we are obligated to comply with a variety of regulations governing our operations and the workplace. Unforeseen problems in the performance of contracts could cause the loss of licensing to do business within a particular city, county, state, or other governmental entity resulting in us losing contracts with that entity. In addition, changes in federal, state and local laws and regulations may impact our ability to secure new contracts or require us to make costly changes to our operations which could reduce our profitability in order to obtain contracts.

Our inability to effectively integrate acquisitions could reduce our profitability.

Part of our business strategy is to grow through strategic acquisitions. For the acquisition of a new business to be successful, we must integrate the operations, systems and personnel from those acquired businesses into Argyle. This integration process requires, among other things, that we continually evaluate our operations, financial systems and controls and, when necessary, enhance and adjust those systems and controls. If the newly acquired businesses are not successfully integrated into Argyle, the key employees and their relationships with new customers, as well as their expertise and reputation in the industry, could be lost and/or destroyed, resulting in lower than expected sales and reduced repeat business, if any, from those acquired customers. Additionally, the new customers acquired could be lost which would reduce expected revenues from the acquisition and reduce expected profitability.

We may need additional financing for bonding requirements, working capital, and capital expenditures and additional financing may not be available on favorable terms.

In order to operate the business, we may need to obtain additional surety bonds, maintain working capital, or make significant capital expenditures. In order to do any of those things, we may need to obtain additional capital. Therefore, our ability to operate and grow is dependent upon, and may be limited by, among other things, the availability of financing arrangements. If we are not able to obtain the additional capital necessary to pursue new projects or maintain our operations, we may not be able to grow as quickly as we plan. In addition, even if we are able to obtain additional financing, the additional financing may not be on terms which are favorable to us and could hamper our profitability.

We could potentially incur liability to clients and others.

Our involvement in the public security and justice business exposes us to potential liability claims from our clients. Our products are used in applications where their failure could result in serious personal injuries or death. In the area of corrections, prisoners are generally viewed as litigious. We have sought ways to minimize losses from these sources by obtaining product liability and professional liability insurance policies; however, a successful claim could result in liability in excess of coverage limits or the cancellation of insurance coverage and result in our having to pay a large amount of our working capital to cover those claims.

We are dependent upon key personnel.

We depend on the expertise, experience and continued services of our senior management and key employees such as:

•

Bob Marbut — Chief Executive Officer of Argyle Security, Inc. Mr. Marbut is the chief executive of Argyle, and his knowledge of our business and reputation in the industry make him important to our success.

•

Roni Chaimovski — Chief Executive Officer of Argyle Security, Inc. Mr. Chaimovski is the co-chief executive of Argyle, and his knowledge of our business and reputation in the industry make him important to our success.

•

Donald Neville — Executive Vice President and Chief Financial Officer of Argyle Security, Inc. Mr. Neville is the chief financial officer of Argyle, and his knowledge and experience in capital markets make him important to our success.

•	Sam Youngblood — Chief Executive Officer of ISI. Mr. Youngblood is the chief executive of ISI, and his knowledge of our business and reputation in the industry make him important to our success.

•	Don Carr — President of ISI. Mr. Carr is the key manager of sales for ISI. His experience and management capabilities have made him a major part of the historical success of ISI.

•

Mark McDonald — President of MCS-Detention. Mr. McDonald is the principal creator of the proprietary software utilized by ISI in estimating the cost and pricing of a project. Mr. McDonald’s expertise in the use and refinement of this software and his knowledge of the technological perspective of the security industry are significant.

•

Robert ‘‘Butch’’ Roller — President of MCS-Commercial. Mr. Roller is responsible for operations and cost-efficient employee performance, and he provides substantial operational back-up for Mr. Youngblood.

•

Mike Peterson — President of PDI. Mr. Peterson is the founder and the key manager of sales administration for PDI. His experience and management capabilities have made him a major part of the historical success of PDI.

•

Jeff Paulik — President of Com-Tec. Mr. Paulik has progressed from Sales Representative to Vice President of Sales to his current role. Mr. Paulik has been with the company since 1985 and has over 30 years of experience in the security electronics field.

Our operations and most decisions concerning the business of ISI will be made or significantly influenced by such individuals. The loss of members of senior management or key employees could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a material loss of business for ISI.

We are in a competitive industry with well financed competitors.

As a result of increasing consolidation in the corrections and security industries and increasing attention from venture funds and private equity groups, many of our competitors, some of which were already larger and better financed than us, have grown and obtained significant financing. Accordingly, we expect competition to increase in the near future. We also expect that some of our competitors will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult for us to prevail on competitive bids for projects to the degree ISI has historically experienced.

Many of our new contracts are subject to competitive bidding.

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the ‘‘Request for Proposal’’ (RFP) method where several competitors submit their sealed proposals for a particular project, or the ‘‘Request for Qualifications’’ (RFQ) process where competitors submit their qualifications for consideration by the customer. Some contracts are open for bidding, using the standard ‘‘Straight Bid’’ process where the detailed specifications for a project are published and contractors submit a ‘‘Bid’’ or fixed price, for the contract to build the project. Other competitive bidding processes are also utilized. Our success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, we cannot know if we will be successful on any given bid, which makes it difficult to accurately forecast the timing of projects and budget the allocation of resources. To the extent we have made significant capital expenditures in the development and estimating of a contract or project, we may not recover our entire capital investment in that project.

When seeking competitive bids, one of the factors that most governmental entities and commercial customers evaluate is the financial strength of the bidders. To the extent they believe we do not have sufficient financial resources, we will be unable to effectively compete for contracts.

Our ability to win new contracts depends on many factors outside of our control.

Our growth in the corrections industry is generally dependent upon our ability to win new contracts. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions. Accordingly, the demand for security related goods and services for new correctional facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws. For instance, changes in laws relating to drugs and controlled substances or illegal immigration could reduce the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for new correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions, and sentences requiring new correctional facilities.

Furthermore, desirable locations for proposed correctional facilities may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Such actions could substantially delay a correctional project or cause the project to be reduced in scope or be eliminated completely.

We offer some bids for new contracts directly to government agencies and commercial customers as a direct contractor to provide the security solutions for a project. In other instances, we provide our bid for security solutions to a general contractor, who adds our pricing to all the other pricing for an entire project. In those instances we act as a subcontractor to the general contractor. The owner of the project (the governmental entity or commercial owner) will choose whether they wish to receive bids only from general contractors, or whether they wish to receive bids separately from the entities providing security solutions, such as us and our competitors. When we are acting as a subcontractor to a general contractor, we have far less control and input over the final price for the project submitted to the owner by the general contractor than when ISI submits a bid directly and such circumstances therefore reduce our ability to win contracts.

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues, pay unexpected taxes, forego anticipated revenues and/or may be subject to penalties and sanctions, including prohibitions on our bidding in response to competitive bidding processes.

Governmental agencies and most commercial customers will have the authority to audit and investigate our contracts with them. As part of that process, some governmental agencies review our performance on the contract, our pricing practices, change orders, other compliance with the terms of the contracts, and applicable laws, regulations and standards. For example, if an agency determines that we have improperly classified a specific contract as non-taxable, we could be required to pay sales, use or other taxes for which no reserve was created at the time the bid was submitted by us. If the agency determines that we have improperly billed the governmental entity in violation of the terms of the contract, we could be required to refund revenues, or forgo anticipated revenues. If a government audit uncovers improper or illegal activities by us or it otherwise determines that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

If we fail to satisfy our contractual obligations, our ability to compete for future contracts will be limited.

Our failure to comply with contract requirements or to meet our clients’ performance expectations when performing a contract could injure our reputation, which, in turn, would impact our ability to compete for new contracts. Our failure to meet contractual obligations could also result in substantial actual and consequential damages. In addition, our contracts often require us to indemnify clients for our conduct that causes losses to the client. Some contracts may contain liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

Negative media coverage, including inaccurate or misleading information, could injure our reputation and our ability to bid for government contracts.

The media frequently focuses its attention on contracts with governmental agencies. If the media coverage regarding the contracts for the design, development, construction, financing or operation of a new correctional facility project is negative, it could influence government officials to slow the pace of building a correctional project or cause the cancellation of a planned correctional facility.

Jails, prisons and other public correctional projects may prompt higher than normal media scrutiny. In that atmosphere, inaccurate, misleading, or negative media coverage about us could harm our reputation and, accordingly, our ability to bid for and win new contracts.

If outstanding warrants are exercised, the underlying common shares will be eligible for future resale in the public market. ‘‘Market overhang’’ from the warrants results in dilution and could keep the market price of our stock lower than it would otherwise be.

Outstanding warrants and unit purchase options to purchase an aggregate of 3,987,546 shares of common stock issued in connection with Argyle’s initial public offering are currently exercisable. If they are exercised, a substantial number of additional shares of our common stock will be eligible for resale in the public market, which could keep the market price of our stock lower than it would otherwise be.

Registration rights held by our initial stockholders who purchased shares prior to our initial public offering may keep the market price of our stock lower than it would otherwise be.

Our initial stockholders who purchased common stock prior to its initial public offering are entitled to demand that we register the resale of their shares at any time after they are released from escrow. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 1,081,261 shares of common stock eligible for trading in the public market. The presence of these additional shares could keep the market price of our stock lower than it would otherwise be.

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place in connection will prohibit us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if the securities were quoted or listed on an exchange.

Our securities are quoted on the Over-the-Counter Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of our securities more than if the securities were quoted or listed on an exchange.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to the warrant holders.

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

Holders of the warrants we issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a ‘‘best efforts’’ standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The principal properties of the Company at December 31, 2007 are as follows:

	Approximate
	Square
Location	Footage	Type
San Antonio, Texas
Offices - Corporate headquarters	2,547	Lease
Offices - ISI administrative, ISI-Detention and MCS-Detention headquarters	16,000	Lease	(1)
Offices - MCS-Commercial headquarters and regional office	8,000	Lease	(1)
Offices - MCS-Detention	7,000	Lease	(1)
Austin, Texas
Warehouse - MCS-Commercial	400	Lease
Offices - MCS-Commercial	800	Lease
Dallas, Texas
Warehouse - MCS-Commercial	659	Lease
Offices - MCS-Commercial	14,350	Lease
Denver, Colorado
Warehouse - MCS-Commercial	1,100	Lease
Offices - MCS-Commercial	6,680	Lease
Houston, Texas
Warehouse - MCS-Commercial	900	Lease
Offices - MCS-Commercial	4,328	Lease
Noblesville, Indiana
Warehouse and offices - MCS-Commercial	900	Lease

(1)  Properties leased by Green Wing Management, Ltd., an entity owned and controlled by Sam Youngblood and Don Carr.  The leases on these properties were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and to require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12 year terms and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI.

Item 3. Legal Proceedings

We are a party to routine and non-material litigation and administration proceedings that arise from time to time in the ordinary course of business, none of which, individually or in the aggregate, is expected to have a material effect on our financial situation or ability to operate.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Argyle’s common stock, warrants and units are quoted on the OTC Bulletin Board under the symbols ARGL, ARGLW and ARGLU respectively.

Argyle’s units commenced public trading on January 30, 2006, and common stock and warrants commenced public trading on March 2, 2006. The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the securities as reported on the OTC Bulletin Board in U.S. dollars. These quotations reflect inter-dealer prices, without markup, markdown or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2006	7.55	7.25	1.35	0.93	8.85	7.90
Second Quarter 2006	7.45	7.22	1.56	1.02	8.86	8.00
Third Quarter 2006	7.30	7.14	1.08	0.88	8.30	8.00
Fourth Quarter 2006	7.45	7.15	1.55	0.75	8.80	7.94

First Quarter 2007	7.50	7.35	1.10	0.80	8.50	8.14
Second Quarter 2007	7.90	7.42	1.90	0.74	9.75	8.20
Third Quarter 2007	7.90	7.30	2.15	1.81	9.80	9.30
Fourth Quarter 2007	7.60	6.33	2.15	1.45	9.55	7.75

First Quarter 2008 (through March 26, 2008)	7.80	6.75	2.39	1.65	10.00	8.25

Number of Holders of Common Stock

As of December 31, 2007, there were of record 14 holders of common stock, three of warrants, and one of units. Argyle believes the number of beneficial holders of each of these securities is significantly greater than the number of record holders.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of our fiscal year ended December 31, 2007, there were no issuances of securities that were not previously reported.

On January 25, 2008 we issued 55,000 unregistered shares of our common stock to officers and key employees listed below. These shares vest December 31 in three equal tranches on each of 2008, 2009, and 2010.

Stockholders	Number of Shares
Bob Marbut	15,000
Roni Chaimovski	15,000
Sam Youngblood	10,000
Don Carr	5,000
Don Neville	10,000

On January 25, 2008 we issued 30,000 unregistered shares of our common stock to the directors listed below. These shares are not subject to vesting restrictions.

Stockholders	Number of Shares
Lloyd Campbell	10,000
Wesley Clark	5,000
Walter Klein	10,000
John Smith	5,000

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to officers and directors of Argyle.

Repurchases of Equity Securities

During the fourth quarter of our fiscal year ended December 31, 2007, there were no repurchases of common stock.

Item 6. Selected Financial Data

The following table summarizes our selected historical consolidated financial information and selected consolidated financial information of ISI, which should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the financial statements and related notes included elsewhere in this document. The information as of and for the periods ended December 31st, and for the seven month period ended July 31, 2007 for ISI, are derived from the respective audited financial statements of Argyle and ISI and the information as of and for the other periods presented are derived from their respective unaudited interim financial statements.

ISI Security Group, Inc.

	Year Ended December 31,					For the Seven Months Ended
($ in thousands)	2002	2003	2004	2005	2006	July 31, 2007
Revenues(1)	$25,881	$34,726	$37,303	$24,758	$37,897	$26,394
Revenues - related parties	0	0	2,872	14,476	19,855	16,740
Total revenues	25,881	34,726	40,175	39,234	57,752	43,134
Cost of revenues	17,931	25,082	30,984	30,865	45,969	33,516
Gross profit	7,950	9,644	9,191	8,369	11,783	9,618
General and administrative expenses	6,892	6,342	6,083	6,908	8,860	6,432
Management special bonus	—	—	5,151	—	—	1,364
Total operating expenses	6,892	6,342	11,234	6,908	8,860	7,796
Income/(loss) from operations	1,058	3,302	(2,043)	1,461	2,923	1,822
Interest expense	59	0	813	3,178	3,830	3,010
Other income/(loss)	105	(55)	(85)	8	211	4
Income/(loss) before income taxes	1,104	3,247	(2,941)	(1,709)	(696)	(1,184)
Income tax expense (benefit)	486	1,165	(894)	(525)	(8)	(1,053)
Net income/(loss)	$618	$2,082	$(2,047)	$(1,184)	$(688)	$(131)

(1)                                  ‘‘Revenues - related party’’ are those revenues generated by work sub-contracted from ISI*MCS (an entity owned 67% by Sam Youngbood, CEO of ISI, and 33% by Don Carr, President of ISI). Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that require bonding. The performance of those contracts is subcontracted to ISI as a subcontractor to ISI*MCS. The subcontracted work is for third party customers of ISI*MCS that require bonded contracts. After the merger, ISI*MCS will no longer provide bonding and subcontract work to ISI and ISI will secure its own bonding capacity and use that bonding capacity to directly enter into bonded contracts with third party customers, thereby eliminating the need to contract for the work as a subcontractor to ISI*MCS. After the merger, the amount of ‘‘Revenues - related party’’ will decrease annually as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

Argyle Security Inc.

Condensed Consolidated Statement of Operations Data:

	June 22, 2005 (inception) through December 31,	Year Ended December 31,
($ in thousands, except per share data)	2005	2006	2007
Revenues	$—	$—	$44,053
Cost of revenues	—	—	34,020
Gross profit	—	—	10,033
Total operating expenses	8	1,024	9,812
Income / (loss) from operations	(8)	(1,024)	221
Interest income	—	1,352	1,005
Interest expense	—	(64)	(838)
Income / (loss) before income taxes	(8)	264	388
Income tax expense / (benefit)	—	91	169
Net income / (loss)	$(8)	$173	$219
Net income / (loss) per share:
Basic	$(0.01)	$0.04	$0.04
Diluted	$(0.01)	$0.04	$0.04

Condensed Consolidated Balance Sheet Data of Argyle and ISI:

	Predecessor (ISI)	Argyle
	December 31,	December 31,	December 31,
($ in thousands, except per share data)	2006	2006	2007
Total current assets	$25,113	$30,182	$40,507
Total assets	$31,617	$30,681	$81,148
Total current liabilities	$19,056	$1,905	$20,520
Common stock, warrants and deferred interest subject to possible redemption	$5,019	$5,914	$—
Total stockholders’ equity (deficit)	$(13,247)	$22,862	$36,664

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

 Argyle Security, Inc. is a Delaware corporation incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination.  Argyle completed its initial public offering in January 2006.  As provided in its certificate of incorporation, Argyle was required, by July 30, 2007, to consummate a business combination or enter a letter of intent, agreement in principle or definitive agreement relating to a business combination, in which case Argyle would be allowed an additional six months to complete the transactions contemplated by such agreement.

On July 31, 2007, pursuant to the terms of a merger agreement, dated December 8, 2006, as amended on June 29, 2007 and July 11, 2007 (the “Merger Agreement”), Argyle acquired all of the assets and liabilities of ISI-Detention Contracting Group, Inc. (“ISI”) through the merger of Argyle’s wholly-owned subsidiary, ISI Security Group, Inc., into ISI. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. ISI is a provider of physical security solutions to commercial, governmental and correctional customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis, including those related to revenue recognition based on the percentage-of-completion methodology, sales allowances, recognition of service sales revenues, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, investments and income taxes. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

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

4. On a monthly basis, management, along with project managers who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost to complete estimate calculated by the management and the project managers differs, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases the percentage complete on the project.

5. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. ISI recognizes revenues on signed contracts and change orders. ISI generally recognizes revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-

completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. ISI generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage of completion.

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

Another effect of the change in the estimated costs and percentage complete is that it changes the percentage of gross margin earned. For example, in the project mentioned above, if the estimated costs changed to 90% from 80% because of projected cost overruns, this would then reduce the gross margin percentage to 10% from 20%. Management attempts to recognize losses (overruns of cost estimates) as soon as they can be quantified. Management attempts to recognize gains (under-runs of cost estimates) when they can be quantified and are certain.

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

IBNR Estimates for Health Insurance - On an annual basis, Argyle estimates its health insurance cost, for its self-insured employee base at the acquired company ISI, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. Argyle uses the average claims history for the trailing the twelve months as its basis for accruing health care cost. This accrual is automated and is part of the payroll function for each pay period.

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

Non Cash Compensation Expense - On January 1, 2006, Argyle adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Purchase options (ISO / non-qualified) grants:

On a quarterly basis, Argyle computes the value of newly issued purchase options (ISO and non-qualified) by utilizing the Black-Scholes valuation model based upon their expected life vesting period, industry comparables for volatility and the risk-free rate on US Government securities with matching maturities. The value of the purchase options are then straight-line expensed over the life of the purchase options.

Restricted and performance stock grants:

On a quarterly basis, Argyle computes the value of newly issued stock grants based on the share price as of the award date. The values of the common shares are then straight-line expensed over the life of the corresponding vesting period.

Currently the performance units carry no value as the associated performance objectives have not been approved by the Board of Directors.

Pro Forma and Adjusted Pro Forma Financial Information

Since we acquired ISI in July 2007, we do not believe a comparison of the results of operations and cash flows for the year ended December 31, 2007 versus December 31, 2006 is beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the years ended December 31, 2006 and December 31, 2007, we are presenting in management’s discussion and analysis section below in the pro forma and adjusted pro forma results of operations for the Company and ISI for the years ended December 31, 2007 and December 31, 2006 as if the acquisition of ISI occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results and adjusted pro forma results of operations from (i) the audited consolidated financial statements of ISI for the period from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and (ii) our audited consolidated financial statements for the years ended December 31, 2007 and December 31, 2006. We are presenting the pro forma and the adjusted pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The adjusted pro forma financial statements differ from the pro forma financial statements in that they exclude the amortization of intangible assets associated with the merger in determining adjusted pro forma net income.

Adjusted pro forma net income is an alternative view of performance used by management and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted pro forma net income in order to present the results of our major operations - the construction, installation, marketing, and sale of various electronic security systems for commercial accounts and detention hardware (including security doors and frames, jail furniture, security glazing, and other security-based systems) and electronic control systems for correctional facilities - prior to considering certain income statement elements, principally amortization of intangible assets. We have defined adjusted pro forma net income as net income before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items including one time expenses associated with stock appreciation rights. The adjusted pro forma net income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

The adjusted pro forma net income measure is an important internal measurement for us. We measure the performance of the overall Company on this basis. The following are examples of how the adjusted pro forma net income measure is being utilized:

•                          Senior management receives a monthly analysis of our operating results that is prepared on an adjusted pro forma net income basis;

•                          Our annual budgets are prepared on an adjusted pro forma net income basis; and

•                          Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustment, and share-based payments for various levels of management will consider financial measures that include adjusted pro forma net income and the associated earnings per share. The adjusted pro forma net income measure will represent a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of the objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that adjusted pro forma net income is a non-GAAP financial measure that has no standardized meaning under US-GAAP and therefore, has limits in its usefulness to investors. Because of its non-standardized definition, adjusted pro forma net income (unlike U.S. GAAP net income) may not be comparable with the calculation of similar measures for other companies. Adjusted pro forma net income is presented solely to permit investors to more fully understand how management assesses our performance.

We also recognize that, as an internal measure of performance, the adjusted pro forma net income and the associated earnings per share measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the adjusted pro forma net income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the security detention and construction industry.

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

EBITDA is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. Additionally, we use EBITDA for internal performance measurements. EBITDA is not a recognized term under GAAP. Argyle and ISI compute EBITDA using the same consistent method from quarter to quarter. EBITDA includes net income, interest, taxes, depreciation, and amortization. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Below is a table showing Argyle’s Adjusted Pro Forma Consolidated Statements of Operations. The Pro Forma Consolidated Statements of Operations are included in the notes to our financial statements on page F-13.

Argyle Security, Inc

Adjusted Pro Forma Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Year Ended December 31,
	2007	2006
Revenues:
Contract revenues	$44,288	$30,968
Contract revenues - related party	31,788	19,855
Service and other revenues	11,110	6,929
Total revenues	87,186	57,752
Cost of revenues:
Contract costs	58,061	41,130
Service and other costs, excluding amortization of intangibles	8,074	4,839
Total cost of revenues	66,135	45,969
Gross profit	21,051	11,783
Operating expenses:
Salaries & related (inc stock-based compensation)	8,882	5,573
Consulting fees and outside services	1,880	899
Depreciation	1,294	782
Other general and administrative expenses	4,192	3,875
Amortization of intangible assets	—	—
Total operating expenses	16,248	11,129
Operating income (loss)	4,803	654
Other income (expense):
Interest income	246	459
Interest expense	(1,703)	(1,501)
Total other income (expense)	(1,457)	(1,042)
Income (loss) before provision for income taxes	3,346	(388)
Provision for income taxes	690	286
Net income (loss)	$2,656	$(674)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,495,005
Diluted	6,775,445	5,495,005
Net income / (loss) per share:
Basic	$0.46	$(0.12)
Diluted	$0.39	$(0.12)

Below is a reconciliation of GAAP net income (loss) to: pro forma net income (loss); to adjusted pro forma net income (loss); and to pro forma EBITDA. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Reconciliation of GAAP Net Income to Pro Forma Net Income

Adjusted Pro Forma Net Income and Pro Forma EBITDA

(in thousands)

(unaudited)

	Year Ended December 31,
	2007	2006
GAAP net income (loss)	$219	$173
Pro forma adjustments - addbacks (reductions)
Argyle salary expense (increase) for management team in 2007 and 2006	(350)	(888)
Non-cash compensation expense (increase) for 2007 and 2006	(330)	(566)
SARS adjustment expense reduction for 2007	1,364	—
Depreciation expense (increase) on revalued assets in 2007 and 2006	(81)	(139)
Amortization of intangible expense (increase) in cost of goods sold for 2007 and 2006	(1,960)	(3,361)
Amortization of intangible expense (increase) in operating expenses for 2007 and 2006	(574)	(983)
Interest income (reduction) for 2007 and 2006	(763)	(1,104)
Interest expense reduction for 2007 and 2006	2,143	2,393
GAAP net income (loss) for ISI (predecessor)	(131)	(688)
Benefit for income taxes on pro forma adjustments for 2007 and 2006	209	1,580
Pro forma net income (loss)	$(254)	$(3,584)
Amortization of intangible expense in cost of goods sold for 2007 and 2006	3,361	3,361
Amortization of intangible expense in operating expenses for 2007 and 2006	1,332	1,332
Increase / (benefit) for income taxes on pro forma adjustments for 2007 and 2006	(1,783)	(1,783)
Adjusted pro forma net income (loss)	$2,656	$(674)
Interest, net	1,457	1,042
Depreciation expense	1,291	1,132
Amortization expense	—	—
Taxes, net	690	286
Pro forma EBITDA	$6,094	$1,786

Below is a table of pro forma revenues, cost of sales, and gross margins for years ended December 31, 2007 and 2006.

	December 31, 2007				December 31, 2006				Percent Increase (Decrease)
	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total	ISI	MCS	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$33,720	$22,114	$20,242	$76,076	$21,697	$13,276	$15,850	$50,823	55.4%	66.6%	27.7%	49.7%
Service and other revenues	257	333	10,520	11,110	$83	$159	$6,687	6,929	209.6%	109.4%	57.3%	60.3%
Total net revenues	$33,977	$22,447	$30,762	$87,186	$21,780	$13,435	$22,537	$57,752	56.0%	67.1%	36.5%	51.0%
% of total
Cost of revenues
Contract revenues / contract revenues - related party	$25,256	$16,261	$16,544	$58,061	$17,700	$10,033	$13,397	$41,130	42.7%	62.1%	23.5%	41.2%
Service and other revenues	175	255	7,644	8,074	120	139	4,580	4,839	45.8%	83.5%	66.9%	66.9%
Total cost of revenues	$25,431	$16,516	$24,188	$66,135	$17,820	$10,172	$17,977	$45,969	42.7%	62.4%	34.5%	43.9%
Gross margin
Contract revenues / contract revenues - related party	$8,464	$5,853	$3,698	$18,015	$3,997	$3,243	$2,453	$9,693	111.8%	80.5%	50.8%	85.9%
Service and other revenues	$82	$78	$2,876	$3,036	(37)	20	2,107	2,090	321.6%	290.0%	36.5%	45.3%
Total gross margin	$8,546	$5,931	$6,574	$21,051	$3,960	$3,263	$4,560	$11,783	115.8%	81.8%	44.2%	78.7%
Gross margin percentage
Contract revenues / contract revenues - related party	25.1%	26.5%	18.3%	23.7%	18.4%	24.4%	15.5%	19.1%	36.4%	8.6%	18.1%	24.1%
Service and other revenues	31.9%	23.4%	27.3%	27.3%	-44.6%	12.6%	31.5%	30.2%	171.5%	85.7%	-13.3%	-9.6%
Total gross margin percentage	25.2%	26.4%	21.4%	24.1%	18.2%	24.3%	20.2%	20.4%	38.5%	8.6%	5.9%	18.1%

ISI Detention segment revenues increased by 56.0% of total Company revenues from the same period in 2006. This increase for ISI Detention was lower than that of 67.1% increase of revenues for MCS Detention. The total Company margin increase from 20.4% to 24.1% was directly attributable to the increased margins in the ISI Detention (increased 38.5%) and MCS Detention (increased 8.6%) which had the largest portion of revenues.  Detention related revenues comprised 64.7% of total Company revenues.

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

The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by ISI’s competitors on the same project. Other bidders may bid exceptionally low (even at a loss) in order to secure a contract that the competitor may desperately need in order to maintain at least a modest level of cash flow, or for other reasons. Management must evaluate the bids that were submitted in competition with ISI’s bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review, conducted regularly, provides management with an ongoing general basis for evaluating the estimating process that result in fixed price contracts. Evaluating the results of bidding competitions allows management to evaluate the Company’s estimating capabilities at the beginning or “front-end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

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

This is our first year of reportable revenues. Prior to our acquisition of ISI, we had no revenues.

Cost of Revenues

Cost of revenues consists of the direct costs to complete a material fixed-price contract and includes variable costs related to the project, such as material, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, truck expenses utilized on those projects and cell phones of the personnel while they are on those projects. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses.

Revenues

This is our first year of reportable revenues. Prior to our acquisition of ISI, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the years ended December 31, 2007 and 2006 (in thousands):

	Pro Forma Net Revenues
	Year Ended		Year Ended		Year to Year
	December 31, 2007		December 31, 2006		Increase / (Decrease)
		% of Net		% of Net		% Inc /
	Amount	Revenue	Amount	Revenue	Amount	(Decr)
Contract revenues	$43,516	50.0	$30,968	53.6	$12,548	40.5%
Contract revenues - related party	32,560	37.3	19,855	34.4	12,705	64.0%
Service and other revenues	11,110	12.7	6,929	12.0	4,181	60.3%
Net revenues	$87,186	100.0	$57,752	100.0	$29,434	51.0%

  On a pro forma basis, ISI had revenues of $87.2 million (including related party revenue of $32.6 million) and $57.8 million (including related party revenue of $19.9 million) for the years ended December 31, 2007 and 2006, respectively, representing an increase of $29.4 million or 51.0%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of its market. Also, the Company has focused on building its service revenue base by adding salespeople and improving performance to retain more customers, which has contributed to the increase in service revenues by approximately 60.3% over the same period last year.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned by Sam Youngblood, CEO of ISI, and by Don Carr, President of ISI).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that require bonding. The performance of those contracts is subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work is for third party customers of ISI*MCS that require bonded contracts.  After the acquisition of ISI by Argyle, ISI*MCS will no longer provide bonding and subcontract work to ISI and ISI will secure its own bonding capacity and use that bonding capacity to directly enter into bonded contracts with third party customers, thereby eliminating the need to contract for the work as a subcontractor to ISI*MCS. After the merger, the amount of “Revenues - related party” will decrease annually as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

The pro forma revenue mix was 87.3% contract revenues and 12.7% service revenues for the year ended December 31, 2007 compared to 88.0% and 12.0%, respectively, for the corresponding period in 2006.

In the last three years the entire corrections and commercial security markets have been growing, which has been a factor in a portion of the Company’s success.  Should these markets continue to grow, the Company with its strong market position should continue to see increasing revenue opportunities.   Since January 2008,  the Company has been implementing plans to increase revenues.  Some of the expected increases will be derived from the marketing of packaged products from the portfolios of the companies Argyle acquired in January 2008.  A brief discussion of those acquisitions is included in Note 23 to the Consolidated Financial Statements — Subsequent Events.

Cost of Revenues

This has been our first year of reportable cost of revenues. Prior to our acquisition of ISI, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table reconciles adjusted pro forma cost of revenues to pro forma cost of revenues for the years and December 31, 2007 and 2006 (in thousands):

	Adjusted Pro Forma Cost of Revenues
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Contract costs / contract costs — related party	$58,061	66.6	$41,130	71.2	$16,931	41.2%
Service and other costs, excluding amortization of intangibles	8,074	9.3	4,839	8.4	3,235	66.9%
Adjusted pro forma total cost of revenues	$66,135	75.9	$45,969	79.6	$20,166	43.9%
Amortization of intangibles	3,361	3.8	3,361	5.8	—	—
Pro forma cost of revenues	$69,496	79.7	$49,330	86.4	$20,166	40.9%

On a pro forma basis, cost of revenues increased by $20.2 million, or 40.9%, to $69.5 million for the year ended December 31, 2007, compared to $49.3 million for the corresponding period in 2006. On an adjusted pro forma basis, cost of revenues increased by $20.2 million, or 43.9%, to $66.2 million for the year ended December 31, 2007, compared to $46.0 million for the corresponding period in 2006. The increase in cost of sales resulted from ISI working on a greater number of projects in 2007 than in 2006. However, while the number of projects rose from 2006, the relative percentage of material cost and labor cost remained relatively constant between the two periods.

The amortization of acquired backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of ISI on July 31, 2007. The impact of this amortization (which was excluded from adjusted pro forma cost of revenues) for the year ended December 31, 2007 was $3.4 million.

                The Company has been implementing its plan to reduce costs and improve efficiencies.  Some of these efforts include implementing the best technology in all organizations.  For example, some of the technology used by the acquired companies was superior to our own, especially with respect to production costs.  Additionally, we discovered that some of the technology we developed is faster and more efficient to that of the acquired companies. The current effort to “swap technology” is proceeding and production cost savings are expected results of these efforts.

Gross Margin

This has been our first year of reportable gross margin. Prior to our acquisition of ISI, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table reconciles adjusted pro forma gross margin to pro forma gross margin for the year ended December 31, 2007 and 2006 (in thousands):

	Adjusted Pro Forma Gross Margin
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma gross margin	$21,051	24.1	$11,784	20.4	$9,267	78.6%
Amortization of intangibles	(3,361)	(3.8)	(3,361)	(5.8)	—	—
Pro forma gross margin	$17,690	20.3	$8,423	14.6	$9,267	110.0%

On a pro forma basis for the year ended December 31, 2007, there was gross margin of $17.7 million compared to a gross margin of $8.4 million for the corresponding period in 2006. On an adjusted pro forma basis for the year ended December, 2007, there was gross margin of $21.1 million compared to a gross margin of $11.8 million for the corresponding period in 2006. The increase in adjusted gross margin was directly attributable to the Company’s stronger pricing position which provides higher margins and development of software to automate production, which allows for efficiencies in production and thus lowers costs, thus increasing gross margins. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. Service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management processes to support installations and services.

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the year ended December 31, 2007 and 2006.

                As previously discussed in revenues and cost of revenues sections Argyle has been implementing its plans to increase revenues, improve efficiencies, and reduce costs, all with the expectation to improve gross margins in coming periods.  Argyle has also seen margins improve over the last year due to the following:

•                  Lower margin work was completed in prior years and quarters;

•                  Service revenues with higher margins continue to increase, therefore increasing overall margin percentages; and

•                  Production and delivery variable costs have been reduced through software tools development, code compression, and training which has improved margin percentages.

Operating Expenses

Operating expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  Operating expenses increased to $9.8 million for the year ended December 31, 2007, compared to $1.0 million for the corresponding period in 2006. Substantially all of the expense increase is attributed to the acquisition of ISI on July 31, 2007.

Adjusted Pro Forma Operating Expenses

The following table reconciles adjusted pro forma operating expenses to pro forma operating expenses for the year ended December 31, 2007 and 2006 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma total operating expenses	$16,248	18.6	$11,129	19.3	$5,119	46.0%
Amortization of intangible assets	1,332	1.5	1,332	2.3	—	0.0%
Pro forma total operating expenses	$17,580	20.1	$12,461	21.6	$5,119	41.1%

On a pro forma basis, operating expenses increased $5.1 million (or 41%) to $17.6 million for the year ended December 31, 2007 from $12.5 million for the corresponding period in 2006. On an adjusted pro forma basis, operating expenses increased $5.1 million (or 46%) to $16.2 million for the year ended December 31, 2007 from $11.1 million for the corresponding period in 2006. The increase is primarily due to additional expenses needed to support the increased number of projects on which ISI is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The 2007 expense growth at over 45% and while less than the 51% increase in pro forma revenues will be lower in following years as 2007 had large increases to build infrastructure to support growth in future years.

Additionally, $1.4 million in compensation expense related to stock appreciation rights granted in connection with the acquisition that were recorded by ISI in July 2007 has been excluded from pro forma and adjusted pro forma operating expenses. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007. The impact of this amortization, which was excluded from pro forma operating expenses, was $1.3 million.

Other Income/Expense

Total other income/expense represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition and interest expense for interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007. Total other income/expense for the year ended December 31, 2007 was $.02 million compared to $1.3 million for the corresponding period in 2006.

Pro Forma Interest Income and Interest Expense

The following table presents pro forma interest and other income for the year ended December 31, 2007 and 2006 (in thousands):

	Pro Forma Other Income/Expense
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Interest on cash and cash equivalents held in trust	$246	0.3	$460	0.8	$(214)	(46.5)%
Interest expense	(1,703)	(1.9)	(1,502)	(2.6)	(201)	13.4%
Interest, net	$(1,457)	(1.6)	$(1,042)	(1.8)	$(415)	39.8%

Pro forma net interest for the year ended December 31, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition. Interest expense increased to $(1.7) million from for the year ended December 31, 2007 from $(1.5) million for the corresponding period in 2006. Interest expense for the year ended December 31, 2007 and 2006 mainly represents interest on our line of credit, unsecured subordinated debt, and our bridge notes issued in April 2007.

Net Income/(Loss)

For the year ended December 31, 2007, we had net income of $219,000 compared to a net income of $173,000 for the corresponding period in 2006. The results of operations for the year ended December 31, 2007 include the results of operations for ISI from August 1, 2007 through December 31, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

Adjusted Pro Forma Net Income / (Loss)

The following table reconciles adjusted pro forma net income / (loss) to pro forma income / (loss) for the year ended December 31, 2007 and 2006 (in thousands):

	Adjusted Pro Forma Net Income / (Loss)
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Adjusted pro forma net income / (loss)	$2,656	3.0	$(674)	(1.1)	$3,330	494.1. %
Amortization of intangibles	4,693	5.4	4,693	8.1	0	0.0%
Taxes, net	(1,783)	(2.1)	(1,783)	(3.0)	0	0.0%
Pro forma net income / (loss)	$(254)	0.3	$(3,584)	(6.2)	$3,330	93.0%

For the year ended December 31, 2007, we had pro forma net loss of ($254,000) compared to a pro forma net loss of ($3.6) million for the corresponding period in 2006. For the year ended December 31, 2007, we had an adjusted pro forma net income of $2.7 million compared to an adjusted pro forma net loss of ($674,000) for the corresponding period in 2006. The adjusted pro forma results for the year ended December 31, 2007 include the pro forma results of operations for ISI from January 1, 2007 through December 31, 2007. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in a trust account.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

	Pro Forma EBITDA
	Year Ended December 31, 2007		Year Ended December 31, 2006		Year to Year Increase / (Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% Inc / (Decr)
Pro Forma EBITDA	$6,094	7.0%	$1,786	3.1%	$4,308	241.2%

Pro forma and adjusted pro forma EBITDA rose by $4.3 to $6.1 million in the year ended December 31, 2007, compared to $1.8 million in the prior year period. The EBITDA margin increased to 7.0% from 3.1%.  The increase in EBITDA was due largely to the increase in gross margins from 14.6% to 20.3% which has been previously discussed.

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

The consulting and professional fees of $469,943 for the year ended December 31, 2006 relate primarily to monthly consulting fees that, cumulatively, totaled approximately $288,000, legal fees of approximately $52,000, auditing, tax and accounting fees of approximately $103,000 and bankers’ fees and expenses of approximately $25,000. As of December 31, 2006, four consultants (Alan Wachtel, Graham Wallis, Cindy Kittrell and Mark Mellin, whose services are described above) were assisting Argyle. The consultants are being paid (and have been paid since August 2006) a total of approximately $24,000 per month and are assisting Argyle in the identification of target businesses, due diligence, securities compliance and administration. Additionally, Argyle paid an outstanding obligation of approximately $53,000 in March 2006 to Liberty Defense Group LLC. Alan Wachtel was paid approximately $71,000 during the twelve months ended December 31, 2006 in addition to his compensation as a part-time employee at SecTecGLOBAL, Inc.

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

Liquidity and Capital Resources

As of December 31, 2007, we had $3.6 million in cash and cash equivalents.

In January 2006, Argyle completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $0.9 million. On January 30, 2006, Argyle consummated its initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option). Each unit in both the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from Argyle one share of Argyle’s common stock at an exercise price of $5.50 per share.

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

On July 31, 2007, Argyle consummated a business combination, acquiring 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries, the value of which the Board of Directors determined was greater than 80% of Argyle’s assets at the time of the merger. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a ‘‘predecessor’’ to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

Argyle has used an estimated $20.5 million (excluding Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI. Additionally, Argyle incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb & Loeb of $0.5 million, $0.6 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.3 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million incurred by ISI (related primarily to attorney, brokerage and accounting fees).

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

In the 2006 annual report on Form 10-K, Argyle disclosed that declining cash available outside the trust account and the lack of assurance that the Company would be able to successfully complete a business combination within the required time frame raised substantial doubt about Argyle’s ability to continue as a going concern. With the completion of the ISI acquisition and release of funds held in trust, there is no longer substantial doubt about Argyle’s ability to continue as a going concern.

Working Capital

Our primary liquidity needs are for financing ISI’s working capital (including premiums and fees incurred in connection with bid and performance bonds) and their purchase of computers and related equipment. The nature of its business and operations as a detention contractor causes cash flow from operations to be highly volatile. Its large construction contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts. ISI has in place a credit facility to allow it to manage its working capital requirements.

At December 31, 2007, we had current assets of $40.5 million and current liabilities of $20.5 million resulting in a working capital surplus of approximately $20.0 million compared to a surplus of $6.0 million based upon ISI’s current assets and liabilities at December 31, 2006.

Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

Collateral	December 31, 2007
Notes payable:
Vehicles and equipment	$190
Unsecured debt — related party	5,952
Unsecured convertible debt — stockholders	1,925
8,067
Less current maturities	81
Long-term debt for notes — less current maturities	$7,986
Line of credit	$7,979

Vehicles and Equipment

Amount includes notes related to Company vehicles and various equipment. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 — 48 month periods.  Interest rates on the individual notes range from fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in 2008.

Unsecured Debt — Related Party

These refer to notes payable to a significant stockholder of Argyle. The notes are unsecured and subordinated to the line of credit facility. The unsecured note agreement contains prepayment options without prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly. The total debt of $6.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreement. As of December 31, 2007, the Company was in compliance with all covenants.

Unsecured Convertible Debt — Stockholders

As part of the merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008. The debt may be redeemed by the Company at $10.00 per share any time after January 1, 2009.

Unsecured Debt — Stockholders

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

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $0.9 million) using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Line of Credit Facility

At December 31, 2007, the Company has a line of credit facility totaling $9.0 million. The line of credit is secured by all tangible and intangible assets of the Company excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. Interest is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at December 31, 2007 was $8.0 million, due December 31, 2009, with an interest rate of prime plus 0.5%. The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At December 31, 2007, the Company was in compliance with such covenants. The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $1.0 million at December 31, 2007. In January 2008, the Company increased its line of credit facility to $12.0 million and added a new acquisition loan facility in the amount of $4.3 million.  The line of credit facility matures in January 2010 and the acquisition loan facility matures in June 2011.

Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. Both leases were triple net leases.  A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

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

Commitments

Our corporate office lease space expired as of July 31, 2007 and we currently operate under a month-to-month lease arrangement. No lease agreements contain bargain purchase options or similar clauses in which management intends to execute or that are considered material requiring disclosure.

In August 2007 we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility. The commitment fee is to be paid quarterly.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Contractual Obligations as of December 31, 2007
(Unaudited)

Contractual obligations ($ in thousands)	Total	< 1 Year	1- 3 Years	3 - 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$14,121	$81	$14,024	$16	$—
Capital Lease Obligations	3,357	288	576	576	1,917
Operating Lease Obligations	482	211	219	52	—
Promissory Notes - Shareholders	1,925	—	1,925	—	—
Interest on Long Term Debt Obligations	3,879	1,297	2,579	3	—
Total	23,765	1,877	19,323	647	1,917

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

At December 31, 2007, the Company had a line of credit facility totaling $9.0 million. The line of credit is secured by all of our tangible and intangible assets excluding vehicles. Interest is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at December 31, 2007 was $8.0 million with an interest rate of prime plus 0.5%. The facility has a maturity date of December 31, 2009.

In January 2008, the Company increased its line of credit facility to $12.0 million and added a new acquisition loan facility in the amount of $4.3 million.  The line of credit facility matures in January 2010 and the acquisition loan facility matures in June 2011.

Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $163,000 based on the total credit available to Argyle.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2006, our Board of Directors terminated Goldstein Golub Kessler LLP as Argyle’s principal accountants.

During Argyle’s fiscal year ended December 31, 2005 and the subsequent interim period ended April 18, 2006, there were no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Goldstein Golub Kessler LLP on the financial statements of Argyle as of and for the year ended December 31, 2005 and as of and for the interim period ended January 30, 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On May 1, 2006, Argyle engaged Ernst & Young LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2006, and such engagement was approved by Argyle’s Board of Directors. On August 30, 2007, Argyle’s Board of Directors reappointed Ernst & Young LLP as it independent registered public accounting firm for the fiscal year ended December 31 2007.

During the fiscal year ended December 31, 2005 and the subsequent interim period ended April 18, 2006, Argyle did not consult with Ernst & Young LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Argyle’s consolidated financial statements and no written or oral advice was provided by Ernst & Young LLP that was an important factor considered by Argyle in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

There were no ‘‘reportable events’’, as that term is described in Item 304(a)(1)(v) of Regulation S-K, for the year ended December 31, 2005 and the subsequent interim period ended April 18, 2006.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision of our Co-Chief Executive Officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including the Co-Chief Executive Officers, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Co-Chief Executive Officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the framework entitled “Internal Control—Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of Argyle Security Inc.’s internal control over financial reporting in accordance with the COSO framework, management concluded that we maintained an effective internal control over financial reporting as of December 31, 2007.  Management has excluded ISI from its assessment of internal control over financial reporting as of December 31, 2007 as ISI was acquired on July 31, 2007.  At December 31, 2007 and for the period from July 31 through December 31, 2007, total assets, total assets less goodwill and net tangible assets, and total revenues subject to ISI’s internal control over financial reporting represented 94.9%, 49.4%, and 100.0% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007 management had completed testing and determined that the controls surrounding the previously disclosed material weakness regarding the financial statement close process and monitoring compliance with debt covenants were operating effectively. Management has concluded that remediation has been completed and this represents a significant change in internal control over financial reporting.

These represent the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Argyle Security, Inc.’s internal control over financial reporting. We do provide assurance that no additional material weaknesses will be identified.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP audited our financial statements for the year ended December 31, 2007 and 2006. Goldstein Golub Kessler LLP acted as our principal accountant from our inception through April 18, 2006.   Through September 30, 2005, Goldstein Golub Kessler LLP had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and Goldstein Golub Kessler LLP established a similar relationship with RSM McGladrey, Inc. Goldstein Golub Kessler LLP has no full time employees and therefore, none of the audit services performed was provided by permanent full-time employees of Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Padgett, Stratemann & Co. LLP audited predecessor (ISI) financial statements for the period ended July 31, 2007 and the year end December 31, 2006.  In addition, the firm audited the predecessor (ISI) employee benefit plans for the years ended December 31, 2006 and 2005.

Audit Fees

Fees for audit services provided by Ernst & Young LLP totaled $409,502 and $132,878 in 2007 and 2006, respectively, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2007 and 2006, the reviews of the Company’s quarterly reports on Form 10-Q, and for services performed in connection with the Company’s registration statements.

Fees for audit services provided by Goldstein Golub Kessler LLP totaled $6,000 in 2006 related to the audit for the fiscal year ended December 31, 2005.

Fees for audit services provided by Padgett, Stratemann & Co., LLP totaled $236,425 and $144,200 in 2007 and 2006, respectively, including fees associated with the audit of ISI Detention Contracting Group, Inc.  (ISI) financial statements for the seven months ending July 31, 2007 and fiscal years ended December 31, 2006 and 2005, and audit services related to the restatement of ISI financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, quarterly reviews of ISI for purposes of filing in Argyle 8-K filings during the acquisition period of ISI by the Company, and services performed in connection with the Company’s registration statements.

Audit-Related Fees

Fees for audit-related services provided by Ernst & Young LLP totaled $269,600 and $28,500 in 2007 and 2006, respectively. Audit-related services principally include due diligence in connection with acquisitions in 2006, and a balance sheet audit in 2007 as a result of the ISI acquisition.

Other than the fees described under the caption “Audit Fees” above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

Fees for audit related services provided by Padgett, Stratemann & Co. LLP totaled $22,975 and $7,500 in 2007 and 2006, respectively.  Audit related services included due diligence in connection with acquisitions in 2007 and audits of ISI’s employee benefit plans for the years ended December 31, 2006 and 2005.

Tax Fees

Fees for tax services provided by Ernst & Young LLP, including tax compliance, tax advice, and tax planning, totaled $5,350 and $11,015 in 2007 and 2006, respectively.

There were no fees billed by Goldstein Golub Kessler LLP for tax services in 2006, however, RSM McGladrey, Inc. did charge us $3,264 for tax compliance services in 2006.

Fees for tax services provided by Padgett, Stratemann & Co., LLP, including tax compliance, tax advice, and tax planning, totaled $57,935 and $ 39,220 in 2007 and 2006, respectively.

All Other Fees

There were no fees billed by Ernst & Young LLP for other professional services rendered during the fiscal years ended December 31, 2007 or 2006.  There were $2,950 fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal year December 31, 2007.

Fees for other professional services rendered by Padgett Stratemann &Co., Inc totaled $34,425 and $2,000 during the 2007 and 2006, respectively.

Pre-Approval of Services

Since our Board of Directors performed the duties of an audit committee in 2007, they evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   (1) Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

  (2) Schedules

None.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-laws(1)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant(1)

4.5	Form of Unit Purchase Option granted to Rodman & Renshaw, LLC(1)

4.6	Warrant to Purchase Common Stock between the Company and Wesley Clark (7)

4.7	Warrant to Purchase Common Stock between the Company and John J. Smith (7)

4.8	Warrant to Purchase Common Stock between the Company and Bob Marbut (7)

4.9	Warrant to Purchase Common Stock between the Company and Ron Chaimovski (7)

4.10	Warrant to Purchase Common Stock between the Company and Graham Wallis (7)

4.11	Warrant to Purchase Common Stock between the Company and Alan Wachtel (7)

4.12	Warrant to Purchase Common Stock between the Company and Argyle Global Opportunities, L.P. (7)

10.1	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the pre-offering stockholders (1)

10.2	Form of Registration Rights Agreement among the Registrant and the pre- initial public offering stockholders(1)

10.3	Warrant Clarification Agreement between the Company and American Stock Transfer & Trust Company, dated August 10, 2006 (2)

10.4	Unit Purchase Option Clarification Agreement between the Company and I-Bankers, Inc., dated August 10, 2006 (2)

10.5	Unit Purchase Option Clarification Agreement between the Company and Rodman & Renshaw, LLC, dated August 10, 2006 (2)

10.6	Merger Agreement by and among Argyle Security, Inc., ISI Security Group, Inc. and ISI Detention Contracting, Inc. (4)

10.7	Lease between the Company and Frost National Bank, Trustee For A Designated Trust (5)

10.8	Unit Purchase Agreement between and among ISI Controls, Ltd., Com-Tec Security, LLC, the holders of units in Com-Tec and Jeffery E. Corcoran (9)

10.9	First Amendment to the Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust dated January 19, 2007.

10.10	Second Amendment to the Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust dated January 18, 2008.

10.11	Guarantee of Lease Agreement dated February 6, 2008 between the Company and Investment Property, Ltd. for the guarantee of ISI’s lease for its facility in San Antonio.

10.12	Asset Purchase Agreement between ISI Detention Contracting Group, Inc, and Peterson Detention Inc. dated as of January 1, 2008 (9)

10.13	Guaranteed Convertible Promissory Note by ISI Detention Contracting Group, Inc. in favor of Peterson Detention Inc. dated as of January 1, 2008 (9)

10.14	Guaranteed Convertible Promissory Note by ISI Detention Contracting Group, Inc. in favor of Peterson Detention Inc. dated as of January 1, 2008 (9)

10.15	Employment Agreement between ISI Detention Contracting Group, Inc. and Michael Peterson dated as of January 1, 2008 (9)

10.16	Employment Agreement between ISI Detention Contracting Group, Inc. and Leonard Peterson dated as of January 1, 2008 (9)

10.17	Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors dated October 22, 2004.

10.18	Omnibus First Amendment to Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors dated November 1, 2005.

10.19	Omnibus Second Amendment to Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors.

10.20	Third Amendment to Note and Warrant Purchase Agreement dated January 2, 2008 by and among ISI, Argyle and the other Guarantors, and William Blair Mezzanine Capital Fund III, L.P. (9)

10.21	Senior Subordinated Promissory Note of ISI issued to William Blair Mezzanine Capital Fund III, L.P., dated January 2, 2008 (9)

10.22	Unsecured Promissory Note by MCFSA, Inc. in favor of Fire Quest, Inc., dated as of January 1, 2008 (9)

10.23	Unit Purchase Agreement by and between ISI Controls, Ltd., the holders of units in Com-Tec and Jeffrey E. Corcoran, as the Seller (10)

10.24	Subordinated Promissory Note by ISI Controls, Ltd. in favor of Jeffrey E. Corcoran and Janell D. Corcoran (10)

10.25	Amended and Restated Loan and Security Agreement by and between ISI Security Group, Inc. and LaSalle Bank National Association (10)

10.26	Amended and Restated Revolving Note by ISI Security Group in favor of LaSalle Bank National Association dated January 23, 2008 (10)

10.27	Term Note by ISI Security Group in favor of LaSalle Bank National Association dated January 23, 2008 (10)

10.28	Amended and Restated Pledge Agreement among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.29	Amended and Restated Pledge Agreement among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.30	Amended and Restated Continuing Unconditional Guaranty among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.31	Note and Warrant Acquisition Agreement between the Company and Wesley Clark (6)

10.32	Note and Warrant Acquisition Agreement between the Company and John J. Smith (6)

10.33	Note and Warrant Acquisition Agreement between the Company and Bob Marbut (6)

10.34	Note and Warrant Acquisition Agreement between the Company and Ron Chaimovski (6)

10.35	Note and Warrant Acquisition Agreement between the Company and Graham Wallis (6)

10.36	Note and Warrant Acquisition Agreement between the Company and Alan Wachtel (6)

10.37	Note and Warrant Acquisition Agreement between the Company and Argyle Global Opportunities, L.P. (6)

10.38	Note made by the Company in favor of Wesley Clark (6)

10.39	Note made by the Company in favor of John J. Smith (6)

10.40	Note made by the Company in favor of Bob Marbut (6)

10.41	Note made by the Company in favor of Ron Chaimovski (6)

10.42	Note made by the Company in favor of Graham Wallis (6)

10.43	Note made by the Company in favor of Alan Wachtel (6)

10.44	Note made by the Company in favor of Argyle Global Opportunities, L.P. (6)

10.45	Second Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2007. (9)

10.46	First Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2002. (9)

10.47	Form of Non-Qualified Option Agreement (9)

10.48	Form of Restricted Stock Agreement

10.49	Form of Incentive Stock Option Agreement

10.50	Sixth Amendment to Loan and Security Agreement by and between LaSalle Bank National Association and ISI Security Group, Inc., dated September 14, 2007. (9)

10.51	Allonge to Second Agreement and Restated Senior Subordinated Promissory Note by and between ISI Security Group, Inc., and William Blair Mezzanine Capital Fund III, LP, dated September 14, 2007. (9)

10.52	Employment Agreement dated October 19, 2004 between Sam Youngblood and Detention Contracting Group, Ltd.

10.53	Employment Agreement dated October 19, 2004 between Don Carr and Detention Contracting Group, Ltd.,

10.54	Employment Agreement dated October 19, 2004 between Tim Moxon and Metroplex Control Systems, Inc.

10.55	Employment Agreement dated October 19, 2004 between Mark McDonald and Metroplex Control Systems, Inc.

10.56	Intellectual Property Rights Transfer Agreement dated March 4, 2008 by and between Mark McDonald and ISI Security Group, Inc.

10.57

Assignment and Amendment of Lease effective as of January 1, 2008 by and between CC&E LLC, a California limited liability company (Landlord), Peterson Detention, Inc., a California corporation (Assignor) and ISI Detention Contracting Group, Inc., a California corporation (Assignee) covering 577 North Batavia Street, Orange, California.

10.58

Assignment of Lease effective as of January 1, 2008 by and between SAK Properties, LLC, an Arizona limited liability company (Landlord), Peterson Detention, Inc., a California corporation (Assignor) and ISI Detention Contracting Group, Inc., a Texas corporation (Assignee) covering 990 South Cherry, Tucson, Arizona.

10.59

Lease Agreement dated February 1, 2008 by and between J.J.C. Valley Properties, LLC (Lessor) and ISI Controls, Ltd. (Lessee) covering 3030 East Goodland Drive, City of Appleton, Outagamie County, Wisconsin.

10.60	Lease Agreement dated January 19, 1996 by and between Neil Fielder (Landlord) and ISI Controls, Ltd. (Lessee) as amended, covering 2472 Southwell Drive, Dallas, Callas County, Texas.

10.61

Arapahoe Business Park I Lease Agreement dated as of November 19, 2002 by and between WKB Value Partners (Landlord) and MCFSA, Ltd. (Tenant) covering 7388 South Revere Parkway, Suite 601, Centennial Colorado.

10.62	Industrial Building Lease dated as of December 20, 2006 by and between Carlyle/FR Houston Investors, L.P. (Landlord), and MCFSA, Ltd. (Tenant) covering 10624 Rockley Road, Houston, Texas 77099.

10.63	Lease dated as of July 31, 2007 by and between Indiana Automation, Inc. (Landlord) and Metroplex (Tenant) covering 8001 East 196th Street, Noblesville, Indiana 46062.

10.64	Commercial Lease dated January 1, 2008 by and between William L. Cavin (Landlord) and MCFSA, Ltd. (Tenant) covering 7823 Fortune Drive, Bexar County, Texas.

10.65

Commercial-Industrial Lease Agreement dated as of February 1, 2008 by and between Investment Properties, Ltd. (Landlord) and ISI Security Group, Inc. (Tenant) covering 12915 Delivery Drive, San Antonio, Texas 78247.

10.66

First Fully Restated Commercial Lease Agreement effective August 1, 2007 by and between Green Wing Management, Ltd. (Lessor) and ISI Controls, Ltd (Lessee) covering 12902 and 12906 Flagship Drive, San Antonio, Bexar County, Texas.

10.67

Second Fully Restated Commercial Lease Agreement effective August 1, 2007 by and between Green Wing Management, Ltd. (Landlord) and ISI Detention Contracting Group, a Texas corporation (Lessee) covering 12903 and 12918 Delivery Drive, San Antonio, Bexar County, Texas.

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of Padgett, Stratemann & Co., LLP

23.3	Consent of Goldstein Golub Kessler LLP

31.1	Certification of the Co-Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Co-Chief Executive Officer and (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.	Certification of the Co-Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2007.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K dated September 13, 2007.
(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 6, 2008.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC.

March 31, 2008	By:	/s/ Bob Marbut
Bob Marbut, Co-Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2008	By:	/s/ Bob Marbut
Bob Marbut, Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

March 31, 2008	By:	/s/ Ron Chaimovski
Ron Chaimovski, Vice-Chairman of the Board and Co-Chief Executive Officer

March 31, 2008	By:	/s/ Wesley Clark
Wesley Clark, Director

March 31, 2008	By:	/s/ John Smith
John Smith, Director

March 31, 2008		/s/ Lloyd Campbell
By:		Lloyd Campbell, Director

March 31, 2008		/s/ Walter Klein
	By:	Walter Klein, Director

March 31, 2008		/s/ Donald Neville
By:		Donald Neville, Chief Financial Officer

ARGYLE SECURITY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Argyle Security, Inc.

We have audited the accompanying consolidated balance sheets of Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the Company)  as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argyle Security, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for income taxes.

/s/ Ernst & Young LLP

San Antonio, Texas
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Argyle Security, Inc.

We have audited the statements of operations and cash flows of Argyle Security, Inc. (a corporation in the development stage) for the period from June 22, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from June 22, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ISI Detention Contracting Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ISI Detention Contracting Group, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations and cash flows for the seven months ended July 31, 2007 and for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISI Detention Contracting Group, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the seven months ended July 31, 2007 and for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Padgett, Stratemann & Co., L.L.P.

October 30, 2007

REPORT OF MANAGEMENT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

The management of Argyle Security, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of ISI, which we acquired on July 31, 2007.  At December 31, 2007 and for the period from July 31 through December 31, 2007, total assets, total assets less goodwill and net intangible assets, and total revenues subject to ISI’s internal control over financial reporting represented 94.9%, 49.4%, and 100.0% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2007.

Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.  The annual report on internal control over financial reporting does not include an attestation report of the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in its annual report.

By: /s/ Bob Marbut
Bob Marbut
(Principal Executive Officer)

By: /s/ Don Neville
Donald Neville
(Principal Accounting and Financial Officer)

Dated: March 31, 2008

ARGYLE SECURITY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

			Predecessor (ISI)
	December 31,	December 31,	December 31,
	2007	2006	2006
Assets
Current assets:
Cash and cash equivalents	$3,556	$694	$359
Cash and cash equivalents, held in trust	—	29,453	—
Receivables:
Contract — net of allowance for doubtful accounts of $975 and $412 at December 31, 2007 and 2006, respectively	14,459	—	13,431
Contract receivables — related party	10,887	—	6,262
Other receivables — related party	42	—	—
Costs and estimated earnings in excess of billings on incomplete contracts	7,665	—	3,871
Intangible assets	2,959	—	—
Refundable income taxes	561	—	517
Other current assets	378	7	673
Deferred income taxes, net	—	28	—
Total current assets	40,507	30,182	25,113
Property and equipment, net	5,187	5	3,970
Goodwill	19,937	—	1,365
Intangible assets	15,146	—	—
Deposits, deferred transaction costs, and other assets	371	494	1,169
Total other assets	40,641	499	6,504
Total assets	$81,148	$30,681	$31,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,318	$743	$10,736
Accounts payable — related party	40	—	1,806
Billings in excess of costs and estimated earnings on incomplete contracts	5,733	—	6,005
Payable to redemptive shareholders	—	—	—
Notes and interest payable to stockholders	40	—	—
Deferred underwriting costs	—	1,162	—
Current portion of capitalized lease obligations	97	—	103
Current portion of long-term debt	81	—	406
Deferred income taxes, net	211	—	—
Total current liabilities	20,520	1,905	19,056
Long-Term Liabilities:
Deferred income taxes	6,095	—	248
Long-term debt — less current portion	15,965	—	18,569
Unsecured convertible debt — payable to parent	—	—	—
Long-term capitalized lease obligations — less current portion	1,904	—	1,972
Warrants, subject to redemption	—	—	5,019
Total long-term liabilities	23,964	—	25,808
Total liabilities	44,484	1,905	44,864
Common stock of Argyle Security, Inc. , subject to possible redemption — 764,627 shares at $7.50 per share	—	5,738	—
Deferred interest attributable to redemptive shares (net of taxes of $91)	—	176	—
Stockholders’ Equity
Preferred stock of Argyle Security, Inc. — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock of ISI Detention— $1 par value; 3,000 shares authorized; 105 shares issued and outstanding at December 31, 2006	—	—	—
Common stock of Argyle Security, Inc. — $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 5,879,342 at December 31, 2007 and 4,781,307 at December 31, 2006	1	—	—
Additional paid in capital	36,279	22,697	—
Accumulated earnings (deficit)	384	165	(13,247)
Total stockholders’ equity	36,664	22,862	(13,247)
Total liabilities and stockholders’ equity	$81,148	$30,681	$31,617

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

			June 22, 2005
			(inception)
			through
	Year Ended December 31,		December 31,
	2007	2006	2005
Revenues:
Contract revenues	$24,341	$—	$—
Contract revenues — related party	15,048	—	—
Service and other revenues	4,664	—	—
Total revenues	44,053	—	—
Cost of revenues:
Contract costs	29,435	—	—
Service and other costs, including $1,400 of amortization of intangibles	4,585	—	—
Total cost of revenues	34,020	—	—
Gross profit	10,033	—	—
Operating expenses:
Salaries and related expenses, including stock-based compensation	3,891	131	—
Consulting fees and outside services	1,686	494	—
Depreciation	737	2	—
Other general and administrative expenses	2,943	397	8
Amortization of intangible assets	555	—	—
Total operating expenses	9,812	1,024	8
Operating income (loss)	221	(1,024)	(8)
Other income (expense):
Interest income	1,005	1,352	—
Interest expense	(838)	(64)	—
Total other income (expense)	167	1,288	—
Income (loss) before provision for income taxes	388	264	(8)
Provision for income taxes	169	91	—
Net income (loss)	219	173	(8)
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(176)	—
Net income (loss) allocable to holders of non-redeemable common stock	$219	$(3)	$(8)

Weighted-average number of shares of common stock outstanding:
Basic	5,187,086	4,477,861	937,500
Diluted	6,213,189	4,477,861	937,500
Net income (loss) per share:
Basic	$0.04	$0.04	$(0.01)
Diluted	$0.04	$0.04	$(0.01)
Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,187,086	3,773,985	937,500
Diluted	6,213,189	3,773,985	937,500
Net income (loss) per share exclusive of common stock and related deferred interest subject to possible redemption:
Basic	$0.04	$(0.00)	$(0.01)
Diluted	$0.04	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Predecessor (ISI)
	January 1, 2007
	through	Year Ended December 31,
	July 31, 2007	2006	2005
Revenues:
Contract revenues	$19,948	$30,968	$20,905
Contract revenues — related party	16,740	19,855	14,476
Service and other revenues	6,446	6,929	3,853
Total revenues	43,134	57,752	39,234
Cost of revenues:
Contract costs	28,626	41,130	28,213
Service and other costs, including $0 amortization of intangibles	4,890	4,839	2,652
Total cost of revenues	33,516	45,969	30,865
Gross profit	9,618	11,783	8,369
Operating expenses:
Salaries and related expenses, including stock-based compensation	4,641	4,554	3,304
Consulting fees and outside services	194	405	418
Depreciation	475	641	652
Other general and administrative expenses	2,283	2,910	2,185
Amortization of intangible assets	203	349	349
Total operating expenses	7,796	8,860	6,908
Operating income (loss)	1,822	2,923	1,461
Other income (expense):
Interest income	4	211	8
Interest expense	(3,010)	(3,830)	(3,178)
Total other income (expense)	(3,006)	(3,619)	(3,170)
Income (loss) before provision for income taxes	(1,184)	(696)	(1,709)
Benefit for income taxes	(1,053)	(8)	(525)
Net income (loss)	$(131)	$(688)	$(1,184)

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2005	937,500	$—	$25	$(8)	$17
Stock issuance at $8.00 per share	3,825,046	—	30,600	—	30,600
Expense of offerings	—	—	(2,145)	—	(2,145)
Proceeds subject to possible redemption of					—
764,627 shares and associated deferred interest	—	—	(5,914)	—	(5,914)
Stock based compensation	—	—	130	—	130
Officer and director option exercise	18,761	—	1	—	1
Net income	—	—	—	173	173
Balance at December 31, 2006	4,781,307	$—	$22,697	$165	$22,862

Repayment of redeeming stockholders	(211,965)	—	(1,661)	—	(1,661)
Stock issuance at $7.78 per share	1,180,000	1	9,180	—	9,181
Issuance of restricted stock	130,000	—	—	—	—
Deferred financing costs - warrants	—	—	93	—	93
Payment of underwriters fees	—	—	(103)	—	(103)
Release of redemptive reserves	—	—	5,736	—	5,736
Recognize deferred interest	—	—	101	—	101
Stock-based compensation	—	—	236	—	236
Net income	—	—	—	219	219
Balance at December 31, 2007	5,879,342	$1	$36,279	$384	$36,664

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

			June 22, 2005
			(inception)
			through
	Year Ended December 31,		December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$219	$173	$(8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	236	131	—
Amortization	2,048	—	—
Depreciation	734	2	—
Payment to ISI*MCS Ltd on behalf of ISI	(1,919)	—	—
Accrued interest on deferred underwriting costs	30	64	—
Interest earned on assets held in trust	(896)	(1,332)	—
Interest income released from the trust	—	600	—
Tax payments relapsed from the trust	149	—	—
Decrease (increase) in contract receivables	(3,535)	—	—
Decrease (increase) in related party contract receivables	(1,451)	—	—
Decrease (increase) in related party receivables	(3)	—	—
Decrease (increase) in costs and estimated earnings in excess of billings	(2,739)	—	—
Decrease (increase) in other assets	500	(10)	—
Increase (decrease) in accounts payable and accrued expenses	5,190	178	5
Increase (decrease) in deferred income taxes	(322)	91	—
Increase (decrease) in billings in excess of costs and estimated earnings	(2,681)	—	—
Net cash used in operating activities	$(4,440)	$(103)	$(3)

Cash flows from investing activities:
Purchase of investments held in trust	(171,372)	(318,720)	—
Maturity of investments held in trust	171,372	289,999	—
Acquisition of ISI, net of cash acquired	(17,260)	—	—
Purchase of property and equipment	(841)	(7)	—
Transaction costs	(1,967)	(58)	—
Increase / (decrease) in other assets	(16)	—	—
Net cash used in investing activities	$(20,084)	$(28,786)	$—

Cash flows from financing activities:
Gross proceeds from public offering and private placement	—	30,600	—
Offering costs	(7)	(873)	(167)
Proceeds from issuance and exercise of options	—	1	—
Receipt of funds held in trust	30,200	—	—
Investment banker fees paid	(1,370)	—	—
Repayment on borrowings	(12,942)	—	—
Proceeds from borrowings	13,220	—	—
Proceeds from notes payable and warrants to stockholders	300	—	155
Repayment of notes payable and warrants to stockholders	(300)	(155)	—
Redemption of common stock	(1,661)	—	—
Issuance of common stock	—	—	25
Payments on capital lease obligations	(54)	—	—
Net cash provided by financing activities	$27,386	$29,573	$13

Net increase (decrease) in cash and cash equivalents	$2,862	$684	$10
Cash and cash equivalents at beginning of year	694	10	—
Cash and cash equivalents at end of year	$3,556	$694	$10

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor (ISI)
	January 1, 2007
	through	Year Ended December 31,
	July 31, 2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(131)	$(688)	$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest accretion and fair value adjustment on stock warrants	1,400	1,297	920
Depreciation	475	991	1,004
Stock appreciation rights	1,364	—	—
Loss on disposal of assets	—	(5)	—
Deferred income tax expense (benefit)	(1,190)	(7)	(78)
Decrease (increase) in contract receivables	(636)	(4,181)	(3,651)
Decrease (increase) in related party contract receivables	(3,174)	(3,935)	1,166
Decrease (increase) in other receivables	(131)	215	(192)
Decrease (increase) in costs and estimated earnings in excess of billings	(1,055)	(1,078)	(681)
Decrease (increase) in other assets	(368)	(156)	67
Increase (decrease) in accounts payable and accrued expenses	1,363	5,523	1,939
Increase (decrease) in related party accounts payable	—	6	302
Increase (decrease) in billings in excess of costs and estimated earnings	2,410	2,471	(296)
Net cash provided by (used in) operating activities	$327	$453	$(684)

Cash flows from investing activities:
Purchase of property and equipment	(1,004)	(764)	(298)
Proceeds from sale of property and equipment	—	7	—
Net cash used in investing activities	$(1,004)	$(757)	$(298)

Cash flows from financing activities:
Loan origination fees and other assets	240	(98)	(469)
Line of credit, net	2,686	507	22
Proceeds from Long-term borrowings	—	—	715
Net transaction costs	(624)	—	—
Payments on long-term borrowings and capital lease obligations	(542)	(162)	(178)
Net cash provided by financing activities	$1,760	$247	$90

Net increase (decrease) in cash and cash equivalents	$1,083	$(57)	$(892)
Cash and cash equivalents at beginning of year	359	416	1,308
Cash and cash equivalents at end of year	$1,442	$359	$416

The accompanying notes are an integral part of these consolidated financial statements.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1 — Basis of Presentation

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the Company, we, us, our, or Argyle) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries (ISI). Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company. As a result, the statements of operations and statements of cash flows of ISI for the period January 1, 2007 through July 31, 2007 and for the years ended December 31, 2006 and 2005 are presented for comparative purposes. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

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

The accompanying financial statements of Argyle Security, Inc. include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s operations are classified into three reportable segments, described in further detail in Note 20.

In the 2006 annual report on Form 10-K, Argyle disclosed that declining cash available outside the trust account and the lack of assurance that the Company would be able to successfully complete a business combination within the required time frame raised substantial doubt about Argyle’s ability to continue as a going concern. With the completion of the ISI acquisition and release of funds held in trust, there is no longer substantial doubt about Argyle’s ability to continue as a going concern.

Pro Forma Results of Operations

The accompanying consolidated statements of operations only reflect the operating results of ISI following the date of acquisition and do not reflect the operating results of ISI prior to the acquisition. Following are pro forma unaudited results of operations for the Company for the years ended December 31, 2007 and 2006 assuming the acquisition of ISI occurred on January 1, 2007 and 2006, respectively:

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
December 31, 2007

Note 1 — Basis of Presentation — (continued)

Pro Forma Consolidated Statements of Operations
(Unaudited)

	Year Ended December 31,
	2007	2006
Revenues:
Contract revenues	$44,288	$30,968
Contract revenues - related party	31,788	19,855
Service and other revenues	11,110	6,929
Total revenues	87,186	57,752
Cost of revenues:
Contract costs	58,061	41,130
Service and other costs, including amortization of intangibles ($3,361 for 2007 and 2006)	11,435	8,200
Total cost of revenues	69,496	49,330
Gross profit	17,690	8,422
Operating expenses:
Salaries & related, including stock-based compensation	8,882	5,573
Consulting fees and outside services	1,880	899
Depreciation	1,294	782
Other general and administrative expenses	4,192	3,875
Amortization of intangible assets	1,332	1,332
Total operating expenses	17,580	12,461
Operating income (loss)	110	(4,039)
Other income (expense):
Interest income	246	459
Interest expense	(1,703)	(1,501)
Total other income (expense)	(1,457)	(1,042)
Income (loss) before provision for income taxes	(1,347)	(5,081)
Benefit for income taxes	(1,093)	(1,497)
Net income (loss)	$(254)	$(3,584)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,495,005
Diluted	5,749,342	5,495,005
Net income / (loss) per share:
Basic	$(0.04)	$(0.65)
Diluted	$(0.04)	$(0.65)

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1 — Basis of Presentation — (continued)

The Company derived the pro forma results of operations from (i) the audited consolidated financial statements of ISI from January 1, 2007 to July 31, 2007 (the date of the ISI acquisition) and (ii) the audited consolidated financial statements of the Company for the year ended December 31, 2007 and 2006. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company or ISI. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the $10.0 million of principal of the unsecured debt of a related party) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets of ISI. Additionally, the pro forma results of operations do not include approximately $1.4 million in non-recurring charges relating to the stock appreciation rights incurred in connection with the acquisition.

Note 2 — Background, Formation, and Summary of Significant Accounting Policies

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

On March 14, 2007, the underwriters from Argyle’s Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock redeemed in connection with any acquisition (see Note 16). In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

As part of the ISI merger, public stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares (see Note 14). The per share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, net of taxes payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $45,000 plus interest). Approximately $1.7 million was paid to redemptive shareholders in August of 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

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

Most of the Company’s contracts extend over a period of 12 to 16 months, which is the period the Company considers to be its operating cycle. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended, or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. The Company recognizes revenue on signed contracts and change orders. The Company generally recognizes revenue on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor, subcontract, equipment costs, related payroll taxes and insurance costs, and any other indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs, profitability, and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on incomplete contracts are made in the period in which such losses are determined.

Pre-contract costs are costs that are incurred for a specific anticipated contract and that will result in no future benefits unless the contract is obtained. Such costs are expensed as incurred.

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

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

Service Sales

Service sale revenue are recognized when the services have been delivered to and accepted by the customer.  These are generally short-term projects which are evidenced by signed service agreements or customer work orders or purchase orders.  These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates plus costs of materials and supplies furnished by the Company.

Inventory

Inventory is valued at the lower of cost or market and consists primarily of finished goods. Costs of finished goods are determined using the average cost method. Inventory that was acquired from ISI has been stated at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. At December 31, 2007, the Company’s inventory balance was $138,000, which is included in other current assets on the consolidated balance sheet.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, except for the plant and equipment acquired in the ISI acquisition which has been recorded at fair value at July 31, 2007 (see Note 3); all subsequent purchases are recorded based on cost. Depreciation is calculated on the straight-line method.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in the business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangibles (trade name) are not amortized but are tested at least annually for impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company has determined that no impairment exists at December 31, 2007.

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

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

As a result, goodwill was allocated in the approximate percentages as follows: ISI Detention 18%; MCS Detention 49%; and MCS Commercial 33%.  These amounts are included in each reporting division’s segment reporting.

Intangible assets that have finite useful lives are amortized over their useful lives which range from 96 to 120 months for customer relationships and 12 to 16 months for backlog.

A summary of the activity in goodwill by segment is as follows (in thousands):

	ISI	MCS	MCS
	Detention	Detention	Commercial	Total
Balance December 31, 2006	$—	$—	$—	$—
Acquisitions	3,599	9,676	6,662	19,937
Balance December 31, 2007	$3,599	$9,676	$6,662	$19,937

A summary of the activity in goodwill by segment for predecessor (ISI) for the year ending December 31, 2006 is as follows (in thousands):

	ISI	MCS	MCS
	Detention	Detention	Commercial	Total
Balance December 31, 2005	$—	$876	$379	$1,255
Acquisitions	—	—	110	110
Balance December 31, 2006	$—	$876	$489	$1,365

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

Self Insurance

ISI is self-insured to certain limits under its group health and dental plans.  On an annual basis, the Company estimates its health insurance cost, for its self insured employee base at ISI, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on the Company’s demographics and prior claim history. The Company uses the average claims history for the trailing twelve months as its basis for accruing health care cost.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.  The Company has applied the accounting provisions of FIN 48 to its tax positions and determined that no uncertain tax positions presently exist.

The Company would record any interest and penalties related to unrecognized tax benefits in income tax expense.

Reclassifications

Certain prior period predecessor balances have been reclassified to conform to the current period presentation.   The balance sheet includes a reclassification of unapplied cash that was in accounts payable and accrued liabilities to contract receivables for $1.0 million at December 31, 2006.  The balance sheet includes a reclassification of $0.3 million from accrued liabilities to prepaid assets.

Recently Issued Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position or results of operations.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible, therefore, there is no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our accounting for acquisitions prior to the effective date of the first fiscal year beginning after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 160 will have on our financial position and results of operations.

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

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2 — Background, Formation, and Summary of Significant Accounting Policies — (continued)

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables. No unaffiliated customer accounts for more than 10% of revenues. See Related-Party Transactions footnote (see Note 19) for discussion of transactions with ISI*MCS, Ltd.

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents).

The following table reconciles the components of the basic and diluted net income (loss) per share:

			June 22, 2005
			(inception)
			through
	Year Ended December 31,		December 31,
	2007	2006	2005
Weighted average common shares outstanding - basic	5,187,086	4,477,861	937,500
Effect of convertible securities	1,026,103	—	—
Weighted average common shares outstanding - diluted	6,213,189	4,477,861	937,500

Stock options to acquire 125,000 shares and promissory notes convertible into 192,500 shares of common stock were excluded from the computation of diluted net income (loss) per share for the year ended December 31, 2007 as the effect of including them would have been anti-dilutive.

Note 3 — ISI Acquisition

On July 31, 2007, following the stockholder approval and pursuant to the terms of the merger agreement, Argyle acquired all of the assets and liabilities of ISI. The acquisition was accounted for in accordance with the provisions of SFAS No. 141 and 142. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. See Note 1 and Note 20 for a description of ISI operations.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 3 — ISI Acquisition — (continued)

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

The acquisition of ISI is accounted for as a business combination in accordance with SFAS No. 141 with Argyle as the acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded as of the acquisition date at their respective fair values, and added to those of Argyle. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

All amounts below are depicted (in thousands):

Current assets	$27,962
Property and equipment	4,915
Goodwill	19,937
Customer relationships	11,625
Customer backlog	4,359
Trade name	3,776
Software	300
Deposits and other assets	229
Total assets acquired	73,103
Current liabilities	(17,316)
Deferred income taxes	(6,701)
Debt	(13,681)
Obligations under capital leases	(2,055)
Other liabilities	(991)
Total liabilities assumed	(40,744)
Net assets acquired	$32,359

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 3 — ISI Acquisition — (continued)

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

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.  During the fourth quarter of 2007, the Company increased goodwill by $174,000,  as a result of $103,000 of additional transaction costs ($58,000 in investment banker fees and $45,000 in accounting and legal fees), a $69,000 increase in current liabilities and a $72,000 increase in income taxes offset by a $70,000 decrease in current assets.

Note 4 — Contract Receivables

Contract receivables consist of the following (in thousands):

		Predecessor
		(ISI)
	December 31,	December 31,
	2007	2006
Completed contracts and contracts in progress	$12,126	$11,475
Retainage	2,333	1,956
Completed contracts and contracts in progress - related parties	8,468	4,669
Retainage - related parties	2,419	1,593
Contract receivables	$25,346	$19,693

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 5 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

		Predecessor
		(ISI)
	December 31,	December 31,
	2007	2006
Amended contract amount	$196,030	$137,847
Revenue recognized to date	109,179	71,592
Unearned contract amount - backlog	$86,851	$66,254
Costs incurred to date	$89,863	$60,946
Estimated costs to complete	70,496	55,359
Estimated total cost	$160,359	$116,305
Billings to date	$109,658	$72,946
Costs and estimated earnings in excess of billings on incomplete contracts	$7,665	$3,871
Billing in excess of costs and estimated earnings on incomplete contracts	$5,733	$6,005

Backlog is the aggregate contract amount less revenue recognized using percentage-of-completion accounting as described in Note 2 of these consolidated financial statements. The Company recognizes as backlog only those contracts on which it has received signed contracts or executed letters of intent to award a contract from its customers. The Company also verifies funding is in place on the contracts prior to inclusion in backlog.

The various subsidiary companies often function as subcontractors to other subsidiary companies. The above schedule is computed on a consolidated basis. Intercompany contract amounts and billings have been eliminated, and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings have been recomputed based on actual combined costs of the companies.

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

				Predecessor
	Estimated			(ISI)
	Useful Lives	December 31,		December 31,
	In Years	2007	2006	2006
Buildings	10 - 40	1,888	—	2,278
Leasehold improvements	12	593	—	479
Furniture, fixtures and equipment	3 - 10	1,254	7	2,492
Vehicles	3 - 7	2,188	—	2,047
		5,923	7	7,296
Less - accumulated depreciation		736	2	3,326
Property and equipment, net		$5,187	$5	$3,970

Depreciation expense relating to property and equipment was $0.7 million and $2,000 for the years ended December 31, 2007 and 2006, respectively.  Deprecation and amortization expense was $0.5 million, $1.0 million and $1.0 million for the Predecessor period January 1, 2007 through July 31, 2007 and for the years ended December 31, 2006 and 2005, respectively.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 7 — Intangible Assets and Other Assets

At December 31, 2007, intangible assets consisted of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Amortization Period
Amortizable Intangible Assets:
Customer relationships	$11,625	$513	$11,112	114 months
Customer backlog	4,359	1,400	2,959	16 months
Software	300	42	258	36 months
	$16,284	$1,955	$14,329
Unamortizable Intangible Assets:
Trade name	$3,776	$—	$3,776

Amortization expense was $2.0 million for the year ended December 31, 2007.  As of December 31, 2007, intangible assets not subject to amortization included trade names of $3.8 million. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2008	$4,291
2009	1,332
2010	1,291
2011	1,232
2012	1,232
Thereafter	4,951
$14,329

Predecessor (ISI) December 31, 2006 deposits, deferred transaction costs, and other assets are shown net of accumulated amortization of $0.7 million.

Note 8 — Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

		Predecessor
		(ISI)
	December 31,	December 31,
Collateral	2007	2006
Notes payable:
Vehicles and equipment	$190	$470
Unsecured debt - related party	5,952	13,448
Unsecured convertible debt - stockholders	1,925	—
Unsecured debt - stockholders	—	98
Line of credit	7,979	4,959
	$16,046	$18,975
Less - current maturities	81	406
Long term debt	$15,965	$18,569

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8 — Long-Term Debt — (continued)

Vehicles and Equipment

Amounts include notes related to Company vehicles and various equipment lines. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 — 48 month periods.  Interest rates on the individual notes range from fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in 2008.  The weighted average interest rate for these borrowings was 8.2% and 9.6% at December 31, 2007 and December 31, 2006 (predecessor).

Unsecured Debt — Related Party

All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreement contains prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly. The total debt of $6.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreement. As of December 31, 2007, the Company was in compliance with all covenants.

Predecessor (ISI) received proceeds received from the lender during 2004 totaling $15.3 million, $11.3 million of which was allocated to debt and $4.0 million to common stock warrants based on an assessment of fair values.  The total debt of $15.3 million was due and payable in one single payment in October 2011.  The note payable discount of $4.0 million was accreted as interest expense on the effective interest rate method based on the 2011 maturity date.  Total accretion recognized by Predecessor (ISI) for each of the years ended December 31, 2006, 2005, and 2004 was $0.7 million, $0.7 million, and $110,136 respectively.

Additional funds totaling $0.7 million were advanced from the lender during 2005 for the purchase of a company in a similar line of business.

The lender warrants were for 52.4532 shares of common stock, which equated to giving the warrant holder 30% of the Company’s shares after exercise of the warrant.  Subsequent issuances of stockholder appreciation rights to key employees caused the percentage to be diluted to 29.1%.  The warrants had an exercise price of $1.00 per share and was exercisable in whole or in part at any time through October 2014.  The warrants contained put privileges, effective October 2011 or prior to that date upon the occurrence of certain events, which could cause settlement in cash versus Company shares; therefore, the warrants was recorded as a liability.  Determination of the put price was based on the greater of five times earnings before income tax, depreciation, and amortization plus cash positions of the Company or market value of the Company.

The warrants were exercised in 2007 in conjunction with Argyle’s acquisition of ISI.

Unsecured Convertible Debt — Stockholders

As part of the merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008. The debt may be redeemed by the Company at $10.00 per share any time after January 1, 2009.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8 — Long-Term Debt — (continued)

Unsecured Debt — Stockholders

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

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000) using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

In November 2005 Sam Youngblood and Don Carr loaned $66,000 and $32,000, respectively to ISI (predecessor) to acquire a company in a similar line of business (IPI).  The notes were to mature in October 2011 and bear interest rate of 12% per annum to be paid quarterly.   The loans were repaid in 2007 as part of the purchase price consideration paid by Argyle for ISI.

Line of Credit Facility

At December 31, 2007, the Company had a line of credit facility totaling $9.0 million. The line of credit is secured by all tangible and intangible assets of ISI excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. Interest is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% or 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line at December 31, 2007 was $8.0 million due December 31, 2009 (extended to 2010 in January 2008 as described below) with an interest rate of prime plus 0.5%. The weighted average interest rate for 2007 was 7.2%.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At December 31, 2007, the Company was in compliance with such covenants. The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $1.0 million at December 31, 2007. In January 2008, the Company increased its line of credit facility to $12.0 million and added a new acquisition loan facility in the amount of $4.3 million.  The line of credit facility matures in January 2010 and the acquisition loan facility matures in June 2011.

Aggregate maturities required on all debt at December 31, 2007 are as follows (in thousand):

Year Ending December 31:
2008	$81
2009	48
2010	15,901
2011	16
2012	—
Thereafter	—
$16,046

At December 31, 2006, the predecessor (ISI) had an outstanding balance of $5.0 million on its line of credit facility.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 9 — Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. Both leases were triple net leases. A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet.

The following is a summary of leased property, included in property and equipment, in the accompanying consolidated financial statements:

		Predecessor
		(ISI)
	December 31,	December 31,
Collateral	2007	2006
Buildings	$1,888	$2,278
Less accumulated amortization	(69)	(346)
Net	$1,819	$1,932

The Company reassessed these leases for proper classification under SFAS No. 13, Accounting for Leases, and determined they remain properly classified as capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments at December 31, 2007:

Year Ending December 31:
2008	$288
2009	288
2010	288
2011	288
2012	288
Thereafter	1,917
Future minimum lease payments	$3,357
Less - amount of minimum lease payments attributable to interest	(1,356)
Present value of net minimum lease payments	$2,001
Current portion of capitalized lease obligations	$97
Long-term portion of capitalized lease obligations	1,904
$2,001

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 10 — Commitments

The Company leases office space and equipment under operating leases expiring through 2011.   The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expands the space from approximately 2,500 square feet to 6,500 square feet for a total expense in 2008 of $121,000.  Rental expense was $193,000, and $61,000 for the years ended December 31, 2007 and 2006, respectively, and $185,000 for the seven months ended July 31, 2007 (Predecessor) and $190,000 and $155,000 for the years ended December 31, 2006 and 2005, respectively (Predecessor).

Minimum rental commitments at December 31, 2007 are as follows (in thousands):

Year Ending December 31:
2008	$211
2009	130
2010	89
2011	46
2012	6
Thereafter	—
Total commitment outstanding	$482

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly

Note 11 — Self Insurance

ISI is self-insured to certain limits under its group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a maximum $0.9 million. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $0.3 million at December 31, 2007 and $0.3 million at December 31, 2006 for the Predecessor. ISI has not yet met its stop-loss limit for 2007.

Note 12 — Offerings

Public Offering

In January 2006, Argyle sold 3,700,046 units (which included 75,046 units sold by the underwriters pursuant to a partial exercise of their over-allotment option) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (warrant). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 and expiring January 24, 2011. The warrants are redeemable by the Company at a price of $.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending three business days before a notice of redemption is delivered.

Private Placement

In January 2006, Argyle sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 13 — Common Stock Reserved for Issuance

As of December 31, 2007, 5,879,342 shares of common stock were reserved for issuance upon exercise of redeemable warrants and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 17. In addition, warrants were issued in connection with the April 2007 notes to stockholders entitling the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 17).

Note 14 — Redemptive Status of Common Stock

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

Note 15 — Preferred Stock

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

Note 16 — Agreement with Underwriters

In March 2007, the underwriters from Argyle’s Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. This fee was charged against additional paid-in capital and was payable upon a successful business combination. Based on the redemption of 211,965 shares, $80,000 related to these waived underwriter fees were paid to redemptive stockholders. Upon closing of the purchase of ISI, Argyle paid approximately $1.4 million for services performed related to Argyle’s Public Offering.

Note 17 — Stockholders’ Equity and Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following is a description of the various grants made and the impact to the financial statements.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 17 — Stockholders’ Equity and Stock-Based Compensation — (continued)

2005 — 2006 Options

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

The fair value of each option was $6.99 per share. All options vested immediately at the measurement date and no further options may be exercised. Compensation expense was recognized immediately and recorded as an operating expense for the year ended December 31, 2006.

Underwriter Options

Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The units issuable upon exercise of these options are identical to those sold in the Public Offering. These options are exercisable at $8.80 per unit and expiring January 24, 2011. The options to purchase the 187,500 units and the Securities underlying such units were deemed compensation by the National Association of Securities Dealers (NASD) and were therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules.

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

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 17 — Stockholders’ Equity and Stock-Based Compensation — (continued)

2007 Incentive Plan

The 2007 Omnibus Securities and Incentive Plan provides for the grant of distribution equivalent rights, incentive stock options, nonqualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights, and unrestricted stock awards for an aggregate of not more than 1,000,000 shares of Argyle’s common stock, to directors, officers, employees, and consultants of Argyle or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto, if any, is again available for grant under the 2007 Incentive Plan. The number of shares of common stock, with respect to which stock options or stock appreciation rights may be granted to a participant under the 2007 Incentive Plan in any calendar year, cannot exceed 150,000.

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

Restricted Stock

In 2007, the Company issued 130,000 shares of restricted stock under the 2007 Incentive Plan.  These awards vest one-third on December 31 of each of 2008, 2009 and 2010.

The following table summarizes the restricted stock activity under the 2007 Incentive Plan:

Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Restricted Stock	Shares	Per Share	(Years)
Nonvested at December 31, 2006	—	$—
Granted	130,000	7.39
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2007	130,000	$7.39	3.0
Expected to vest at December 31, 2007	130,000	$7.39	3.0
Vested at December 31, 2007	—	$—	—

During the year ended December 31, 2007, the Company recognized $189,000 in compensation expense, net of tax benefit of $64,000, related to the Company’s issuance of restricted stock.  As of December 31, 2007, there was $772,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock, which is expected to be recognized over a weighted average period of 3 years.

ARGYLE SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 17 — Stockholders’ Equity and Stock-Based Compensation — (continued)

Performance Share Awards

In 2007, the Company issued 115,000 shares of performance awards under the 2007 Incentive Plan.  These awards vest on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved.  The Company has not estimated the fair value of the performance share awards as the performance goals have not yet been determined by the Board of Directors.  No compensation expense was recognized during the year ended December 31, 2007 related to the performance share awards.

The following table summarizes the performance unit activity under the 2007 Incentive Plan:

Average
		Weighted	Remaining
		Average Fair	Vesting	Average
	Number of	Value	Term	Intrinsic
Performance Units	Units	Per Unit	(Years)	Value
Nonvested at December 31, 2006	—	$—
Granted	115,000	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2007	115,000	$—	3.0	$—
Expected to vest at December 31, 2007	115,000	$—	3.0	$—
Vested at December 31, 2007	—	$—	—	$—

Incentive and Nonqualified Stock Options

In 2007, the Company awarded a grant of 125,000 stock options to various employees, of which 91,000 were ISO and 34,000 were non-qualified. The options have a strike price of $7.80 and vest December 31 in three equal tranches on each of 2008, 2009 and 2010.

The following table summarizes the stock option activity under the 2007 Incentive Plan:

Average
		Weighted	Remaining
		Average Exercise	Vesting	Average
	Number of	Price	Term	Intrinsic
Stock Options	Shares	Per Share	(Years)	Value
Outstanding at December 31, 2006	—	$—
Granted	125,000	7.80
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	125,000	$7.80	3.0	$—
Vested and expected to vest at December 31, 2007	125,000	$7.80	3.0	$—
Exercisable at December 31, 2007	—	$—	—	$—

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 17 — Stockholders’ Equity and Stock-Based Compensation — (continued)

The Company has estimated, based upon a Black-Scholes model, that the fair value of the stock options on the date of grant was approximately $2.10 per unit, (a total value of approximately $0.3 million), using an expected life of three years, volatility of 49%, and a risk-free rate of 4%. However, because the shares did not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the related industry. The Company believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

During the year ended December 31, 2007, the Company recognized $47,000 in compensation expense, net of tax benefit of $16,000, related to the Company’s stock options.  As of December 31, 2007, there was $215,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 3 years.

Predecessor (ISI) Stockholder Appreciation Rights

Predecessor (ISI) made verbal agreements with certain key employees to provide incentive compensation for enhancement of Company and stockholder value and to share in the future economic success of the Company.  Under these agreements, the Company committed to issue common stock shares to key employees if the Company was sold or merged, the employees were employed by the Company at the time of sale, and the sale price of the Company exceeds $6.0 million.  The shares were to be issued immediately prior to the sale or merger and the rights terminate at issuance of the stock. (Stock was issued in conjunction with Argyle acquisition of ISI).

In accordance with EITF No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination, compensation cost will be recognized when a business combination has been consummated.

Common shares committed to the employees at December 31, 2006 were estimated to have a fair value of $0.6 million.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 18 — Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate follows (in thousands):

				Predecessor (ISI)
			Inception Through December 31, 2005	January 1, Through July 31, 2007

	Years Ended December 31,				Years Ended December 31,
	2007	2006			2006	2005
Taxes at federal statutory rate	$132	$90	$(3)	(402)	$(234)	$(581)
Increase (decrease) resulting from:
Permanent differences	(2)	—	—	(609)	213	101
Change in valuation allowance	—	(3)	3	10	22	(22)
Long-term contract adjustments	39	—	—	—	(20)	(25)
State income tax, net of federal tax benefit	—	—	—	52	—	—
Other	—	4	—	(104)	12	2
Tax expense (benefit)	$169	$91	$—	$(1,053)	$(7)	$(525)

The provision for income tax is comprised of the following (in thousands):

				Predecessor (ISI)
			Inception Through December 31, 2005	January 1, Through July 31, 2007

	Years Ended December 31,				Years Ended December 31,
	2007	2006			2006	2005
Federal:
Current	$308	$119	$—	$53	$—	$(450)
Deferred	(215)	(28)	—	(1,065)	(7)	(78)
Total	$93	$91	$—	$(1,012)	$(7)	$(528)
State:
Current	$97	$—	$—	$84	$—	$3
Deferred	(21)	—	—	(125)	—	—
Total	$76	$—	$—	$(41)	$—	$3
Total provision for income taxes	$169	$91	$—	$(1,053)	$(7)	$(525)

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 18 — Income Taxes — (continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes.  The income tax effect of these temporary differences, representing deferred income tax assets and liabilities result from the following (in thousands):

			Predecessor
			(ISI)
	December 31,		December 31,
	2007	2006	2006
Deferred tax liabilities:
Intangibles (non-amortizable)	$6,880	$—	$—
Property and equipment	419	—	353
Contract receivables	168	—	135
Prepaids	38	—	—
Other	—	16	—
Total deferred tax liabilities	7,505	16	488
Deferred tax assets:
Net operating loss	558	—	—
Realized capital loss	—	—	88
Allowance for doubtful accounts	371	—	140
Stock-based compensation	139	44	—
Other	131	—	100
Total gross deferred tax assets	1,199	44	328
Valuation allowance	—	—	(88)
Total deferred tax assets	1,199	44	240
Net deferred tax liabilities (assets)	$6,306	$(28)	$248

At December 31, 2007, net deferred tax liabilities include a deferred tax asset of $139,000 relating to stock based compensation expense under FAS 123(R).  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair value of the option at the grant date. The provisions of FAS 123(R) do not allow a valuation allowance to be recorded unless the Company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of our common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that additional tax benefits are generated in excess of the deferred taxes associated with compensation expense previously recognized, the potential future impact on income would be reduced.

The valuation allowance is related to capital losses incurred by the Company which were partially used in 2007. The remaining balance expired as of December 31, 2007.  At December 31, 2007, the Company had net operating loss carryovers of $1.5 million that expire July 31, 2027.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.  The Company has applied the accounting provisions of FIN 48 to its tax positions and determined that no uncertain tax positions presently exist.

Argyle and ISI will file a consolidated U.S. Federal income tax return for the period after July 31, 2007.  All prior tax returns filed by Argyle are open to examination by federal, state and local taxing authorities.  ISI is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local income tax examinations by authorities for years before 2003.  To date, no material adjustments have been proposed with respect to ongoing and completed examinations.

ARGYLE SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 19 — Related-Party Transactions

Other receivables include $42,000 of receivables from related parties, all of which is attributable to ISI. Amounts represent monies or other assets advanced to employees. Amounts have been paid on these receivables and management believes they are fully collectible.

The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Executive Officer and President of ISI under capital leases.  The leases on these properties were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and to require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12 year terms and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the year ended December 31, 2007, the Company made lease payments of $120,000 under these leases.  See Note 9 for the remaining payments due under these leases.

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. ISI recorded contract revenue based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at December 31, 2007 totaled $10.9 million, which is disclosed as contract receivables - related party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $15.0 million for the period August 1, 2007 to December 31, 2007.  ISI*MCS, Ltd. revenues reported by the predecessor (ISI) were $16.7 million for the seven months ended July 31, 2007 and $19.9 million and $14.5 million for the years ended December 31, 2006 and 2005, respectively.  Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that have not been paid in full as of the closing of the merger. The merger agreement provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

Subsequent to July 31, 2007, ISI will receive 100% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of December 31, 2007 totaled $31.6 million. All future contracts, bonded and un-bonded, will be contracted directly by ISI without involvement by ISI*MCS, Ltd.

Unsecured Debt — Related Party

As part of the ISI merger transaction, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its original terms. The shareholder became a shareholder of Argyle as part of the merger and holds 486,237 shares of Argyle common stock as of July 31, 2007 and as such, became a related party. At December 31, 2007, the remaining debt to the shareholder (see Note 8) totals $6.0 million.

ARGYLE SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 20 — Segment Information

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

MCS Detention specializes in turnkey installations for public- and privately-owned/operated detention facilities. MCS Detention designs, assembles, supplies, installs, and maintains access control, video, and integrated electronic control systems for correctional and government facilities throughout the United States. It also provides the above goods and services to detention market integrators, electrical contractors, and competitors of ISI that lack their own in-house electronic solutions

MCS Commercial has built a parallel business to MCS Detention targeting commercial and industrial facilities.  MCS Commercial currently operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI.

The results for the year ended December 31, 2007 represent the five months of activity for the Company since the date of the acquisition of ISI on July 31, 2007. The predecessor information for the year ended December 31, 2006 and 2005 represent the full results for those respective time periods.

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 20 — Segment Information — (continued)

	Year Ended	Predecessor (ISI)
	December 31,	Year Ended December 31,
	2007	2006	2005
Industry Segment (in thousands)
Net revenues:
ISI Detention	$23,985	$32,267	$14,307
MCS Detention	13,322	13,435	10,891
MCS Commercial	12,516	22,538	17,348
Corporate	—	—	—
Eliminations	(5,770)	(10,488)	(3,312)
Total	$44,053	$57,752	$39,234
Operating income (loss):
ISI Detention	$1,133	$428	$(563)
MCS Detention	653	1,501	1,804
MCS Commercial	214	994	220
Corporate	(2,505)	—	—
Eliminations	726	—	—
Total	$221	$2,923	$1,461
Total assets:
ISI Detention	$67,378	$23,550	$17,627
MCS Detention	8,052	2,307	1,705
MCS Commercial	5,519	5,171	3,254
Corporate	3,570	—	—
Eliminations	(3,371)	589	—
Total	$81,148	$31,617	$22,586
Capital expenditures:
ISI Detention	$552	$219	$131
MCS Detention	223	364	131
MCS Commercial	229	181	36
Corporate	25	—	—
Total	$1,028	$764	$298

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 21 — Supplemental Disclosures of Cash Flow Information

			June 22, 2005
			(inception)
			through
	Year Ended December 31,		December 31,
	2007	2006	2005
Cash paid for interest	$912	$3	$—
Cash paid for income taxes	149	—	—
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$161	$—	$—
Accrual for deferred transaction costs	45	435	—
Supplemental schedule of non-cash financing activities:
Reduction in deferred interest liability	$101	$—	$—
Reduction in deferred underwriter liability	185	—	—
Reduction in common stock subject to redemption	5,736	—	—
Issuance of warrants associated with notes to related parties	93	—	—
Accrual of offering costs	—	7	128
Accrual of deferred underwriting costs	—	1,098	—

	Predecessor (ISI)
	January 1, 2007
	through	Year Ended December 31,
	July 31, 2007	2006	2005

Cash paid for interest	$1,846	$2,563	$2,258
Cash paid for income taxes	—	30	—
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$416	$—	$—
Assets acquired through capital lease	—	680	—
Accrual for deferred transaction costs	45	435	—
Goodwill and identified net intangible assets from push down accounting	38,210	—	—
Reallocation of acquisition costs to goodwill	110	—	—
Supplemental schedule of non-cash financing activities:
Accrual of stockholder distributions	$—	$229	$—
Write-off of deferred transaction costs	732	—	—
Conversion of warrants to common stock	6,033	—	—
Settlement of debt and related accretion	7,822	—	—

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 22— Quarterly Financial Data (Unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands expect per share data). For comparative purposes, net loss per share for the predecessor was calculated using the weighted average number of common shares outstanding for the Company as of December 31, 2007 and does not reflect the actual basic and diluted weighted shares outstanding at the end of the applicable periods.

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$17,092	$26,961
Cost of revenues	—	—	13,426	20,594
Gross profit	—	—	3,666	6,367
Net income (loss)	51	50	(116)	234
Net income (loss) allocable to holders of non-redeemable common stock	1	(1)	(116)	234
Net income (loss) per share - basic	$0.01	$0.01	$(0.02)	$0.04
Net income (loss) per share - diluted	$0.01	$0.01	$(0.02)	$0.04
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - basic	$—	$—	$(0.02)	$0.04
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - diluted	$—	$—	$(0.02)	$0.04

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Net income (loss)	$(105)	$74	$102	$102
Net income (loss) allocable to holders of non-redeemable common stock	(148)	3	63	79
Net income (loss) per share - basic	$(0.03)	$0.02	$0.02	$0.02
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - basic and diluted	$(0.05)	$—	$0.02	$0.02

	Predecessor
	January 1, 2007 through July 31, 2007
	First Quarter	Second Quarter	Third Quarter
Net revenues	$18,852	$17,787	$6,495
Cost of revenues	15,097	13,357	5,062
Gross profit	3,755	4,430	1,433
Net income (loss)	123	(619)	365

	Predecessor
	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$13,391	$12,389	$15,454	$16,518
Cost of revenues	10,858	9,566	12,149	13,396
Gross profit	2,533	2,823	3,305	3,122
Net income (loss)	(386)	(48)	70	(324)

ARGYLE SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 23— Subsequent Events

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million is due. The aforementioned debt is due on January 31, 2010 with interest thereon at 11.58% per annum, payable quarterly in arrears beginning March 31, 2008, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. Argyle and each of ISI’s subsidiaries are parties to the Note Purchase Agreement as guarantors.

On January 1, 2008, MCFSA, Ltd. (“MCFSA”), all of the partnership interests of which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of Fire Quest. Fire Quest is engaged in the business of alarm system sales and service.  In consideration for the sale of its assets to MCFSA, Fire Quest received cash in the amount of $750,000 and a promissory note in the aggregate principal amount of $250,000 (“Fire Quest Promissory Note”). The Promissory Notes will bear interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention for cash in the amount of $1.5 million and convertible promissory notes (the Peterson Promissory Notes) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the Peterson Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the Peterson Promissory Notes is guaranteed by and secured by the assets of ISI and the Company, bears interest at 6% per year and will become due and payable on December 31, 2012.

On January 31, 2008, ISI Controls, Ltd. (ISI-Controls), a wholly owned subsidiary of ISI, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (Com-Tec), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

In consideration for the sale of the Com-Tec units to ISI-Controls, the holders of units in Com-Tec (the Seller) received cash in the amount of $3.0 million and a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the Com-Tec Promissory Note). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and the Company, bears interest at 7% per year and will become due and payable on April 1, 2011.

On January 25, 2008, the Board of Directors approved the issuance of certain equity-based awards under the Company’s 2007 Omnibus Securities and Incentive Plan. The Company granted an aggregate of 85,000 shares of the Company’s restricted common stock to certain of its executive officers and directors. In addition, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock to certain of its employees. The Company also granted an aggregate of 55,000 performance units to certain of its officers, subject to terms and conditions to be set forth in a performance unit agreement and in accordance with the Company’s 2007 Omnibus Securities and Incentive Plan.