Form 10-Q
period 2008-03-31
ARGYLE SECURITY, INC.
filed 2008-05-20
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 5,964,342 shares of the Registrant’s common stock issued and outstanding as of May 20, 2008.

Argyle Security, Inc. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGYLE SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,532	$3,556
Receivables:
Contract – net of allowance for doubtful accounts of $ 1,164 and $975 at March 31, 2008 and December 31, 2007, respectively	34,843	14,459
Contract receivables – related party	10,204	10,887
Other receivables – related party	48	42
Costs and estimated earnings in excess of billings on incomplete contracts	5,739	7,665
Intangible assets	3,650	2,959
Refundable income taxes	491	561
Other current assets	1,433	378
Deferred income taxes, net	191	—
Total current assets	59,131	40,507
Property and equipment, net	6,717	5,227
Goodwill	24,336	19,937
Intangible assets	18,136	15,146
Deposits, deferred transaction costs, and other assets	547	331
Total other assets	49,736	40,641
Total assets	$108,867	$81,148
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,207	$14,318
Accounts payable – related party	53	40
Billings in excess of costs and estimated earnings on incomplete contracts	10,105	5,733
Notes and interest payable to stockholders	24	40
Current portion of capitalized lease obligations	107	97
Current portion of long-term debt	413	81
Deferred income taxes	—	210
Total current liabilities	31,909	20,519
Long-Term Liabilities:
Deferred income taxes	6,063	6,095
Long-term debt – less current portion	32,518	15,965
Deferred rent and other long term liabilities	18	—
Long-term capitalized lease obligations - less current portion	1,871	1,904
Total long-term liabilities	40,470	23,964
Total liabilities	72,379	44,484
Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 5,964,342 at March 31, 2008 and 5,879,342 at December 31, 2007	1	1
Additional paid in capital	36,837	36,279
Accumulated earnings (deficit)	(350)	384
Total stockholders’ equity	36,488	36,664
Total liabilities and stockholders’ equity	$108,867	$81,148

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands except share data)

			Predecessor (ISI)
	Three Months Ended		Three Months Ended
	March 31,	March , 31	March 31,
	2008	2007	2007
Revenues:
Contract revenues	$25,188	$—	$9,341
Contract revenues - related party	6,943	—	5,801
Service and other revenues	5,466	—	3,710
Total revenues	37,597	—	18,852
Cost of revenues:
Contract costs	25,670	—	12,056
Service and other costs, including $1,252 of amortization of intangibles in 2008	5,523	—	3,041
Total cost of revenues	31,193	—	15,097
Gross profit	6,404	—	3,755
Operating expenses:
Salaries and related expenses, including $558 in stock-based compensation	3,369	—	1,462
Consulting fees and outside services	945	165	92
Depreciation	459	1	241
Other general and administrative expenses	1,588	125	760
Amortization of intangible assets	421	—	—
Total operating expenses	6,782	291	2,555
Operating income (loss)	(378)	(291)	1,200
Other income (expense):
Interest income	26	385	4
Interest expense	(799)	(15)	(984)
Total other income (expense)	(773)	370	(980)
Income (loss) before provision for income taxes	(1,151)	79	220
Provision (benefit) for income taxes	(417)	27	97
Net income (loss)	(734)	52	123
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	50
Net income (loss) allocable to holders of non-redeemable common stock	$(734)	$2

Weighted-average number of shares of common stock outstanding:
Basic	5,749,342	4,781,307
Diluted	5,749,342	4,781,307
Net income (loss) per share:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01
Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,749,342	4,016,680
Diluted	5,749,342	4,016,680
Net income (loss) per share exclusive of common stock and related deferred interest subject to possible redemption:
Basic	$(0.13)	$0.00
Diluted	$(0.13)	$0.00

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2007 THROUGH MARCH 31, 2008

(unaudited)

(in thousands except per share data)

			Additional	Accumulated	Total
	Common Stock		Paid in	Earnings /	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2007	5,879,342	$1	$36,279	$384	$36,664
Stock-based compensation	85,000	—	558	—	558
Net income (loss)	—	—	—	(734)	(734)
Balance at March 31, 2008	5,964,342	$1	$36,837	$(350)	$36,488

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

			Predecessor (ISI)
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,
	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$(734)	$52	$123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	558	—	—
Amortization	1,673	—	—
Depreciation	488	1	328
Interest earned on assets held in trust	—	(381)	—
Tax payments relapsed from the trust	—	119	—
Decrease (increase) in contract receivables	(15,552)	—	(1,052)
Decrease (increase) in related party contract receivables	684	—	—
Decrease (increase) in related party receivables	(6)	—	—
Decrease (increase) in costs and estimated earnings in excess of billings	2,702	—	53
Decrease (increase) in other assets	237	(66)	(146)
Increase (decrease) in accounts payable and accrued expenses	3,569	(145)	(1,033)
Increase (decrease) in other long-term liabilities	18	—	—
Increase (decrease) in deferred income taxes	(392)	22	63
Increase (decrease) in billings in excess of costs and estimated earnings	3,854	—	262
Net cash used in operating activities	$(2,901)	$(398)	$(1,402)

Cash flows from investing activities:
Purchase of investments held in trust	—	(70,375)	—
Maturity of investments held in trust	—	70,375	—
Acquisitions, net of cash acquired	(5,259)	—	(73)
Purchase of property and equipment	(781)	—	(534)
Transaction costs	(223)	(160)	(44)
Increase / (decrease) in other assets	—	(6)	—
Net cash used in investing activities	$(6,263)	$(166)	$(651)

Cash flows from financing activities:
Offering costs	(7)	(7)	—
Payments on borrowings	(12,071)	—	(20)
Proceeds from borrowings	15,136	—	1,801
Proceeds from notes payable	5,105	—	—
Payments on capital lease obligations	(23)	—	(25)
Net cash provided by (used in) financing activities	$8,140	$(7)	$1,756

Net decrease in cash and cash equivalents	$(1,024)	$(571)	$(297)
Cash and cash equivalents at beginning of year	3,556	694	359
Cash and cash equivalents at end of year	$2,532	$123	$62

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1 — Basis of Presentation

Argyle Security, Inc. is the parent company whose primary business operations are conducted under the name Argyle Security USA (which consists of the business of our wholly-owned subsidiary ISI Security Group, Inc. and all of its operating subsidiaries). We refer to Argyle Security USA as “AUSA” in this document and where the context indicates, to the historical business of ISI Security Group, Inc. as ISI.

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the Company, we, us, our, or Argyle) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. (ISI) and its subsidiaries. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company.   As a result, the statements of operations and statements of cash flows of ISI for three months ended March 31, 2007 are presented for comparative purposes. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental, and correctional customers.  Argyle Security USA has two reporting segments, Argyle Corrections and Argyle Commercial Security.

Argyle Corrections consists of all of our businesses in the corrections sector including ISI, Metroplex Control Systems (MCS) as well as Com-Tec Security LLC (Com-Tec) and Peterson Detention, Inc. (PDI).  Com-Tec and PDI were acquired in January 2008.  This segment includes:

• ISI (also referred to historically as ISI-Detention) designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• Metroplex Control Systems (also referred to historically as MCS-Detention) designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only member of this group and is referred to historically as MCS-Commercial.

AUSA is a detention and commercial equipment contractor that specializes in turnkey installations, including design, engineering, supply, and installation of various detention equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities in the United States. The length of the contracts varies but is typically less than two years. AUSA also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging, and other custom designed systems.

On January 1, 2008, MCFSA, Ltd. (MCFSA), all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (Fire Quest). Fire Quest is engaged in the business of alarm system sales and service.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1 — Basis of Presentation – (continued)

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (ISI-Controls), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

The unaudited consolidated financial statements of Argyle as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of companies acquired following the date of acquisition and do not reflect the operating results prior to the acquisitions. Following are pro forma unaudited results of operations for the Company for the three months ended March 31, 2008 and 2007 assuming the Fire Quest, PDI and Com-Tec acquisitions occurred on January 1, 2008 and 2007, respectively.

The Company derived the unaudited pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to March 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three months ended March 31, 2007, (iii) the unaudited financial statements of PDI for the three months ended March 31, 2007, (iv) the unaudited financial statements of Fire Quest for the three months ended March 31, 2007 and (v) the unaudited consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007. The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1 — Basis of Presentation – (continued)

Pro Forma Consolidated Statements of Operations
(unaudited)

(in thousands, except share data)

	Three Months Ended
	March, 31	March 31,
	2008	2007
Revenues:
Contract revenues	$26,906	$11,806
Contract revenues - related party	6,943	5,801
Service and other revenues	5,466	5,566
Total revenues	39,315	23,173
Cost of revenues:
Contract costs	27,040	13,813
Service and other costs, including amortization of intangibles ($1,289 for 2008 and 2007)	5,559	5,620
Total cost of revenues	32,599	19,433
Gross profit	6,716	3,740
Operating expenses:
Salaries and related expense, including $558 stock-based compensation in 2008	3,577	2,489
Consulting fees and outside services	948	295
Depreciation	462	302
Other general and administrative expenses	1,668	1,165
Amortization of intangible assets	442	442
Total operating expenses	7,097	4,693
Operating loss	(381)	(953)
Other income (expense):
Interest income	26	59
Interest expense	(844)	(754)
Total other income (expense)	(818)	(695)
Loss before provision for income taxes	(1,199)	(1,648)
Provision (benefit) for income taxes	(451)	(691)
Net income (loss)	$(748)	$(957)

Weighted-average number of shares outstanding:
Basic	5,749,342	5,749,342
Diluted	5,749,342	5,749,342
Net loss per share:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

Revenue Recognition

A majority of the Company’s revenues are performed under fixed-price construction contacts.  Revenues under fixed-price contracts are recognized under the percentage-of-completion methodology.  Service revenues are recognized when the services have been delivered to and accepted by the customer. Other revenues consists of product sales and are recognized upon shipment , or later if required by shipping terms, provided title is transferred, prices are fixed and collection is deemed probable.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

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

Inventory

Inventory is valued at the lower of cost or market and consists primarily of finished goods. Costs of finished goods are determined using the average cost method for all segments of AUSA. Inventory that was acquired from ISI has been stated at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  At March 31, 2008 and December 31, 2007, the Company’s inventory balance was $1.1 million and $138,000, respectively, which is included in other current assets on the consolidated balance sheet.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, except for the plant and equipment acquired in the ISI acquisition which has been recorded at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. The $1.2 million of property and equipment from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  Depreciation is calculated on the straight-line method.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in the business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangibles (trade name) are not amortized but are tested at least annually for impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company has determined that no impairment existed at March 31, 2008.

The Company has two primary reporting units (Corrections and Commercial) that provide different services and products. Accordingly, goodwill was allocated to each.  Management believes that the relationship between allocation of identified tangible and intangible assets to be in similar proportion to how goodwill is to be allocated among its reporting units. Accordingly, each reporting division was allocated its share of goodwill based upon its percentage of purchase price allocation related to identified tangible and intangible assets.

Intangible assets that have finite useful lives are amortized over their useful lives which range from 96 to 120 months for customer relationships, 12 to 16 months for backlog and 24 to 36 months for non-competes.

A summary of the activity in goodwill by segment is as follows (in thousands):

	Corrections	Commercial	Total
Balance December 31, 2007	$13,275	$6,662	$19,937
ISI Adjustments	101	(34)	67
Com-Tec Acquisition	2,380	—	2,380
PDI Acquisition	1,223	—	1,223
Fire Quest Acquisition	—	729	729
Balance March 31, 2008	$16,979	$7,357	$24,336

During the first quarter of 2008, the Company increased goodwill from the ISI acquisition by $67,000 as a result of $26,000 of additional transaction costs ($22,000 registration fees and $4,000 in legal fees), a $12,000 write-down of stale checks outstanding (decrease in cash), and a $29,000 reduction in refundable taxes (current tax asset).

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

Self Insurance

AUSA and Com-Tec are self-insured to certain limits under its group health and dental plans.  On an annual basis, the Company estimates its health insurance cost, for its self insured employee base at AUSA, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on the Company’s demographics and prior claim history. The Company uses the average claims history for the trailing twelve months as its basis for accruing health care cost.

Warranty Reserve

One of the Company’s subsidiaries warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years.  A provision for estimated future costs relating to warranty expense is recorded when products are sold.  Management estimates the provision based primarily on historical warranty claim experience.  As of March 31, 2008, the warranty reserve was $118,000 and included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes are recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 (FIN 48) and are based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short-term future is more likely than not. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications

Prior year balances have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on January 1, 2008. The impact of the adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents, did not have a significant impact on their fair value measurements or require expanded disclosures.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 160 will have on our financial position and results of operations.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  As of March 31, 2008, the Company did not have any loss contingencies.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies – (continued)

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables. During the three months ended March 31, 2008, revenue from our top three customers (all from the Corrections segment), represented 42% of total Company revenues.  During the three months ended March 31, 2008, the Company had revenues from our top two customers (all from the Corrections segment), which represented 20% and 12% of total Company revenues. See Related-Party Transactions footnote (see Note 19) for discussion of transactions with ISI*MCS, Ltd.

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

The following table reconciles the components of the basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Weighted average common shares outstanding - basic	5,749,342	4,781,307
Effect of convertible securities	—	—
Weighted average common shares outstanding - diluted	5,749,342	4,781,307

Stock options to acquire 225,000 shares and promissory notes convertible into 192,500 shares of common stock were excluded from the computation of diluted net income (loss) per share for three months ended March 31, 2008 as the effect of including them would have been anti-dilutive.

In April 2008, as noted in the Note 22 – Subsequent Events, the Company issued 18,750 shares of $0.001 par value Series A Convertible Preferred Stock pursuant to a $15.0 million private placement.

Note 3 — Acquisitions

Fire Quest

On January 1, 2008, MCFSA, all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest for a total purchase price of $1.1 million as follows (in thousands):

Cash	$764
Promissory note	250
Transaction costs	116
Net purchase price	$1,130

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 3 — Acquisitions (continued)

PDI

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (PDI) for a total purchase price of $4.8 million as follows (in thousands):

Cash	$1,500
Promissory note	3,000
Transaction costs	251
Net purchase price	$4,751

Com-Tec

On January 31, 2008, ISI Controls, Ltd. (ISI-Controls), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (Com-Tec), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. The total purchase price for the Com-Tec acquisition was $6.7 million as follows (in thousands):

Cash	$3,000
Promissory note	3,515
Transaction costs	186
Net purchase price	$6,701

The Fire Quest, PDI and Com-Tec acquisitions were accounted for as business combinations in accordance with SFAS No. 141.  Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values.  We have obtained preliminary third party valuations, and the values of certain assets and liabilities are based on these preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to accounts receivable, inventory, and leases. The following table summarizes the estimated fair value of assets acquired and liabilities assumed and related deferred income taxes at the date of the acquisition.

	Fire Quest	PDI	Com-Tec	Total
Current assets	$126	$2,210	$4,638	$6,974
Property and equipment	37	1,126	72	1,235
Goodwill	729	1,223	2,380	4,332
Customer relationships	90	500	760	1,350
Customer backlog	84	1,270	590	1,944
Trade name	—	—	1,300	1,300
Software	—	—	250	250
Non-compete agreements	70	250	190	510
Total assets acquired	1,136	6,579	10,180	17,895

Current liabilities	(6)	(738)	(2,619)	(3,363)
Debt	—	(1,090)	(860)	(1,950)
Total liabilities assumed	(6)	(1,828)	(3,479)	(5,313)

Net purchase price	$1,130	$4,751	$6,701	$12,582

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 3 — Acquisitions (continued)

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

Note 4 — Contract Receivables

Contract receivables consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Completed contracts and contracts in progress	$29,058	$12,126
Retainage	5,785	2,333
Completed contracts and contracts in progress - related parties	8,330	8,468
Retainage - related parties	1,874	2,419
Contract receivables	$45,047	$25,346

Note 5 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	March 31,	March 31,	March 31,
	2008	2008	2008
Amended contract amount*	$231,191	$178,504	$52,687
Revenue recognized to date	153,707	112,049	41,658
Unearned contract amount - backlog*	$77,484	$66,455	$11,029
Costs incurred to date	$127,062	$93,770	$33,292
Estimated costs to complete	61,376	52,969	8,407
Estimated total cost	$188,438	$146,739	$41,699
Billings to date	$159,562	$116,869	$42,693
Costs and estimated earnings in excess of billings on incomplete contracts	$5,739	$4,077	$1,662
Billing in excess of costs and estimated earnings on incomplete contracts	$10,105	$7,801	$2,304

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2007	2007	2007
Amended contract amount	$196,030	$147,996	$48,034
Revenue recognized to date	109,179	72,978	36,201
Unearned contract amount - backlog	$86,851	$75,018	$11,833
Costs incurred to date	$89,863	$60,583	$29,280
Estimated costs to complete	70,496	61,364	9,132
Estimated total cost	$160,359	$121,947	$38,412
Billings to date	$109,658	$72,372	$37,286
Costs and estimated earnings in excess of billings on incomplete contracts	$7,665	$5,751	$1,914
Billing in excess of costs and estimated earnings on incomplete contracts	$5,733	$3,217	$2,517

* Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated revenues are not accounted for under percentage of completion method as defined in SOP 81-1.

The various subsidiary companies often function as subcontractors to other subsidiary companies. The above schedule was computed on a consolidated basis in 2007. The company reorganized in January 2008 to report the business in two segments – Corrections and Commercial (see note 1 and note 20).  Since then the Company has determined that the most valid indicator of the next year’s performance will be more closely tied to the Corrections backlog versus the Commercial backlog which is more volatile given the shorter nature of completion for the contracts.

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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Lives	March 31,	December 31,
	In Years	2008	2007
Buildings	10 - 40	1,888	1,888
Leasehold improvements	12	975	593
Furniture, fixtures and equipment	3 - 10	2,591	1,254
Vehicles	3 - 7	2,443	2,189
Website costs	3	39	39
		7,936	5,963
Less - accumulated depreciation		1,219	736
Property and equipment, net		$6,717	$5,227

Depreciation expense relating to property and equipment was $488,000 and $1,000 for three months ended March 31, 2008 and 2007, respectively.  Depreciation and amortization expense was $241,000 for the Predecessor period January 1, 2007 through March 31, 2007.

Note 7 — Intangible Assets and Other Assets

At March 31, 2008, intangible assets consisted of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Amortization Period
Amortizable Intangible Assets:
Customer relationships	$12,975	$853	$12,122	113 months
Customer backlog	6,303	2,653	3,650	15 months
Software	550	80	470	36 months
Non-compete	510	42	468	30 months
	$20,338	$3,628	$16,710
Unamortizable Intangible Assets:
Trade name	$5,076	$—	$5,076

Amortization expense was $1.7 million for the three months ended March 31, 2008.  As of March 31, 2008 and December 31, 2007, intangible assets not subject to amortization included trade names of $5.1 million and $3.8 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2008 (remaining nine months)	$4,791
2009	1,952
2010	1,638
2011	1,389
2012	1,382
Thereafter	5,558
$16,710

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 8 — Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

	March 31,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$214	$190
Unsecured debt - related party	11,057	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,765	—
Line of credit and acquisition line	12,970	7,979
	$32,931	$16,046
Less - current maturities	413	81
Long term debt	$32,518	$15,965

 Vehicles and Equipment

Amounts include notes related to Company vehicles and various equipment lines. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 – 48 month periods.  Interest rates on the individual notes range from fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in April 2008.  The weighted average interest rate for these borrowings was 8.0% and 8.2% at March 31, 2008 and December 31, 2007.

Unsecured Debt — Related Party

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. The total debt of $11.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreements.  As of March 31, 2008, the Company was in compliance with all covenants except two technical, non financial, covenants.  The Company obtained a waiver from the lender to remedy these defaults.

Unsecured Convertible Debt — Stockholders

As part of the ISI merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008. The debt may be redeemed by the Company at $10.00 per share any time after January 1, 2009.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 8 — Long-Term Debt — (continued)

Seller Notes

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (Fire Quest Promissory Note). The Fire Quest Promissory Notes bear interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

In connection with the PDI acquisition, the Company issued convertible promissory notes (the PDI Promissory Notes) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes are guaranteed by and secured by the assets of AUSA and Argyle and bear interest at 6% paid quarterly through December 2009.  After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  On June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes have resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of March 31, 2008.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuations of these derivatives held a nominal value as of March 31, 2008.

In connection with the Com-Tec acquisition, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the Com-Tec Promissory Note). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle, bears interest at 7% per year and will become due and payable on April 1, 2011.

Line of Credit Facility

At March 31, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at March 31, 2008 was $8.7 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At March 31, 2008, the Company was in compliance with all covenants except four technical, non financial, covenants.  The Company obtained a 90 day extension to remedy two defaults which it believes is probable to cure during the grace period. The Company obtained a waiver from the lender to remedy the remaining two defaults.

The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $3.3 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively.

Aggregate maturities required on all debt at March 31, 2008 are as follows (in thousand):

Year Ending December 31:
2008 (remaining nine months)	$163
2009	292
2010	21,735
2011	7,741
2012	3,000
Thereafter	—
$32,931

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The following is a summary of leased property, included in property and equipment, in the accompanying consolidated financial statements:

	March 31,	December 31,
Collateral	2008	2007
Buildings	$1,888	$1,888
Less - accumulated amortization	112	69
Net	$1,776	$1,819

The Company reassessed these leases for proper classification under SFAS No. 13, Accounting for Leases, and determined they remain properly classified as capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments at March 31, 2008:

Year Ending December 31:
2008 (remaining nine months)	$216
2009	288
2010	288
2011	288
2012	288
Thereafter	1,917
Future minimum lease payments	$3,285
Less - amount of minimum lease payments attributable to interest	1,307
Present value of net minimum lease payments	$1,978
Current portion of capitalized lease obligations	$107
Long-term portion of capitalized lease obligations	1,871
$1,978

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 10 — Commitments

AUSA leases office space and equipment under operating leases expiring through 2012.   The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expands the space from approximately 2,500 square feet to 6,500 square feet for a total expense in 2008 of $121,000.

As part of the PDI acquisition that occurred at January 4, 2008 the Company assumed the existing leases.  The PDI lease is a 4 year lease, for the 42,000 square foot facilities, with monthly payments at $16,000.   As part of the Com-Tec acquisition that occurred at January 31, 2008 the Company signed new leases for the existing facility.  The Com-Tec lease is a 5 year lease, for the 33,000 square foot facility, with monthly payments at $14,000 beginning in year 3 with the total rent expense being recognized on a straight line basis over the life of the lease.

Rental expense was $196,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively, and $71,000 for the three months ended March 31, 2007 (Predecessor).

Minimum rental commitments at March 31, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining nine months)	$394
2009	421
2010	522
2011	422
2012	312
Thereafter	187
Total commitment outstanding	$2,258

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly

Note 11 — Self Insurance

AUSA and Com-Tec are self-insured to certain limits under its group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a maximum $0.9 million for AUSA and above $30,000 per employee up to a maximum of $2.0 million for Com-Tec. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $0.5 million at March 31, 2008 and $0.3 million at December 31, 2007. AUSA and Com-Tec have not yet met its stop-loss limit for 2008.

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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Private Placement

In January 2006, Argyle sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Note 13 — Common Stock Reserved for Issuance

As of March 31, 2008, 4,087,546 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options and 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 17. This includes the warrants that were issued in connection with the April 2007 notes to stockholders entitling the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 17).  Additionally, in 2008 the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 100,000 shares of stock and 85,000 shares of restricted stock (see Note 17).

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

 In April 2008, as noted in the Note 22 – Subsequent Events, the Company issued 18,750 shares of $0.001 par value Series A Convertible Preferred Stock pursuant to a $15.0 million private placement.

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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation – (continued)

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

Restricted Stock

On January 25, 2008, the Company granted an aggregate of 85,000 shares of the Company’s restricted common stock to certain of its executive officers and directors. Shares granted to the directors vested immediately and shares grant to the executive officers vest one-third on December 31 of each of 2008, 2009 and 2010.

The following table summarizes the restricted stock activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Restricted Stock	Shares	Per Share	(Years)
Nonvested at December 31, 2007	110,000	$7.39
Granted	85,000	7.55
Vested	30,000	7.55
Forfeited	—	—
Nonvested at March 31, 2008	165,000	$7.44	2.75
Expected to vest at March 31, 2008	165,000	$7.44	2.75
Vested at March 31, 2008	—	$—	—

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation – (continued)

During the three months ended March 31, 2008, the Company recognized $505,000 in compensation expense, net of tax benefit of $183,000, related to the Company’s issuance of restricted stock.  As of March 31, 2008, there was $910,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.75 years.

Performance Share Awards

On January 25, 2008, the Company granted an aggregate of 55,000 performance units to certain of its officers, subject to terms and conditions to be set forth in a performance unit agreement and in accordance with the Company’s 2007 Incentive Plan.  These awards vest on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved.  The Company recognizes compensation expense on the performance share awards based on the fair value of the underlying common stock at the end of each quarter over the remaining vesting period.  The final plan metrics for determination of the award was not approved by the Board of Directors until March 25, 2008.  As a result, during the three months ended March 31, 2008, the Company recognized no compensation expense related to the performance share awards.  Additionally, no compensation expense was recognized during the year ended December 31, 2007.

The following table summarizes the performance unit activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Performance Units	Units	Per Unit	(Years)
Nonvested at December 31, 2007	115,000	$—
Granted	55,000	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2008	170,000	$—	2.75
Expected to vest at March 31, 2008	170,000	$—	2.75
Vested at March 31, 2008	—	$—	—

Incentive and Nonqualified Stock Options

On January 25, 2008, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock to various employees, of which all were ISO. The options have a strike price of $7.55 and vest December 31 in three equal tranches on each of 2008, 2009 and 2010.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation – (continued)

The following table summarizes the stock option activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Exercise	Vesting	Average
	Number of	Price	Term	Intrinsic
Stock Options	Shares	Per Share	(Years)	Value
Outstanding at December 31, 2007	125,000	$7.89
Granted	100,000	7.55
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	225,000	$7.74	2.75	$—
Vested and expected to vest at March 31, 2008	225,000	$7.74	2.75	$—
Exercisable at March 31, 2008	—	$—	—	$—

The Company has estimated, based upon a Black-Scholes model, that the fair value of the stock options granted on January 25, 2008 was approximately $1.78 per unit, (a total value of approximately $178,000), using an expected life of three years, volatility of 40%, and a risk-free rate of 2.5%. However, because the shares did not have a trading history, the volatility assumption was based on information currently available to management. The volatility estimate was derived using historical data of public companies in the related industry. The Company believes the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

During the three months ended March 31, 2008, the Company recognized $53,000 in compensation expense, net of tax benefit of $19,000, related to the Company’s stock options.  As of March 31, 2008, there was $341,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.75 years.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 18 — Income Taxes

The provision for income taxes decreased $444,000 in the first quarter of 2008 compared to the same period in 2007.  The decrease in income taxes was primarily due to the decrease in income before income taxes of $1,230,000.  Our effective tax rate was 36.2% in the first quarter of 2008 and 34.2% for the same period in 2007.  The increase in our effective tax rate was due to the recognition of additional state income taxes associated with AUSA in 2008.

Note 19 — Related-Party Transactions

During the quarter ended March 31, 2008 the Company entered into a Board approved agreement with Sec-Tec Global to share certain expenses related to common office space in New York City, New York and administrative type expenses.  These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s presence to conduct its business.  The Company has agreed to share expenses totaling $175,000 on an annual basis that are to be paid in quarterly payments of $43,750.   Sec Tec Global is a wholly-owned subsidiary of Electronics Line 3000 to which the Company’s co-CEOs are stock holders and board members.

At March 31, 2008 and December 31, 2007, other receivables include $47,000 and $42,000, respectively, of receivables from related parties, all of which is attributable to AUSA. Amounts represent monies or other assets advanced to employees. Amounts have been paid on these receivables and management believes they are fully collectible.

The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Executive Officer and President of AUSA under capital leases.  The leases on these properties were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and to require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12 year terms and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the three months ended March 31, 2008, the Company made lease payments of $72,000 under these leases.  See Note 9 for the remaining payments due under these leases.

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. AUSA recorded contract revenue based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at March 31, 2008 and December 31, 2007 totaled $10.2 million and $10.9 million, respectively, which is disclosed as contract receivables - related party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $6.9 million for the three months ended March 31, 2008.  ISI*MCS, Ltd. revenues reported by the predecessor (ISI) were $5.8 million for the three months ended March 31, 2007.  Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that have not been paid in full as of the closing of the merger. The merger agreement provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 19 — Related-Party Transactions – (continued)

Subsequent to July 31, 2007, AUSA will receive 100% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of March 31, 2008 totaled $11.5 million. All future contracts, bonded and un-bonded, will be contracted directly by AUSA without involvement by ISI*MCS, Ltd.

Unsecured Debt — Related Party

As part of the ISI merger transaction, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its original terms. The shareholder became a shareholder of Argyle as part of the merger and holds 486,237 shares of Argyle common stock as of July 31, 2007 and as such, became a related party. At March 31, 2008 and December 31, 2007, the remaining debt to the shareholder (see Note 8) totaled $11.1 million and $6.0 million, respectively.

Note 20 — Segment Information

The Company’s segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, management analyzes the various operating segments based on segment income before income taxes. During the first quarter of 2008, the Company changed its segment reporting to better align the Company’s recently acquired companies with its existing business units and its global and strategic direction.  This change resulted in ISI Detention and MSC Detention combining into the Corrections reportable segment and MCS Commercial into the Commercial reporting segment.  Segment information for the Predecessor for the three months ended March 31, 2007 has been restated to conform to current year presentation.  The customers and long-lived assets of the reportable segments are in the United States.

AUSA is a detention and commercial equipment contractor that specializes in turnkey installations, including design, engineering, supply, and installation of various detention equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities in the United States. The length of the contracts varies but is typically less than two years. AUSA also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging, and other custom designed systems.

Argyle Corrections consists of all of our businesses in the corrections sector including ISI, Metroplex Control Systems (MCS) as well as Com-Tec Security LLC (Com-Tec) and Peterson Detention, Inc. (PDI).  Com-Tec and PDI were acquired in January 2008.  This segment includes:

• ISI (also referred to historically as ISI-Detention) designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• Metroplex Control Systems (also referred to historically as MCS-Detention) designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec is an industry leader in the custom design and manufacture of electronic security and communications systems.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 20 — Segment Information – (continued)

Argyle Corrections offers a complete array of electronic security system solutions revolving around electronic locking systems and hardware, security doors and frames, jail furniture, security glazing, and other security-based systems and specializes in turnkey installations for public- and privately-owned/operated detention facilities in designs, assembles, supplies, installs, and maintains access control, video, and integrated electronic control systems for correctional and government facilities throughout the United States. It also provides the above goods and services to detention market integrators, electrical contractors, and competitors of AUSA that lack their own in-house electronic solutions. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support, and full installation capabilities.

Argyle Commercial Security has built a parallel business to Corrections targeting commercial and industrial facilities.  Argyle Commercial Security group focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only member of this segment and is referred to historically as MCS-Commercial.  Commercial currently operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI.

		Predecessor (ISI)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
Industry Segment (in thousands)
Revenues:
Corrections	$30,038	$9,970
Commercial	7,559	8,882
Corporate	—	—
Eliminations	—	—
Total	$37,597	$18,852
Operating income (loss):
Corrections	$1,610	$798
Commercial	(136)	402
Corporate	(1,852)	—
Eliminations	—	—
Total	$(378)	$1,200
Total assets:
Corrections	$99,920	$27,250
Commercial	5,752	4,818
Corporate	37,353	—
Eliminations	(34,158)	—
Total	$108,867	$32,068
Capital expenditures:
Corrections	$650	$414
Commercial	121	120
Corporate	10	—
Total	$781	$534

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 21 — Supplemental Disclosures of Cash Flow Information

			Predecessor (ISI)
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,
	2008	2007	2007
Cash paid for interest	$489	$—	$—
Cash paid for income taxes	300	—	—
Supplemental schedule of non-cash investing activities:
Accrual for deferred transaction costs	$405	$174	$—
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$6,765	$—	$—
Accrual of offering costs	302	—	—

Note 22— Subsequent Events

In April 2008, the Company issued 18,750 shares of $0.0001 par value Series A Convertible Preferred Stock for aggregate proceeds of $15.0 million.  The preferred stock accrue dividends at a rate of 3% per annum and are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share.  Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company, holders of the Series A Preferred Stock will be entitle to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock.  Series A Convertible Preferred Stock holders have no voting rights.  The Series A Preferred Stock will be classified in Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

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

On July 31, 2007, pursuant to the terms of a merger agreement, dated December 8, 2006, as amended on June 29, 2007 and July 11, 2007 (the Merger Agreement), Argyle acquired all of the assets and liabilities of ISI-Detention Contracting Group, Inc. (ISI), currently referred to as Argyle Security USA (AUSA).  As a result of the merger, ISI now referred to as AUSA became a wholly owned subsidiary of Argyle. AUSA is a provider of physical security solutions to commercial, governmental and correctional customers.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental, and correctional customers.  Argyle Security USA has two reporting segments, Argyle Corrections and Argyle Commercial Security.

Argyle Corrections consists of all of our businesses in the corrections sector including ISI, Metroplex Control Systems (MCS) as well as Com-Tec Security LLC (Com-Tec) and Peterson Detention, Inc. (PDI).  Com-Tec and PDI were acquired in January 2008.  This segment includes:

• ISI (also referred to historically as ISI-Detention) designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• Metroplex Control Systems (also referred to historically as MCS-Detention) designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only member of this group and is referred to historically as MCS-Commercial.

On January 1, 2008, MCFSA, Ltd. (MCFSA), all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (Fire Quest). Fire Quest is engaged in the business of alarm system sales and service.

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (ISI-Controls), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (Com-Tec), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

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

Percentage-of-Completion Estimates - AUSA uses percentage-of-completion accounting to determine revenue and gross margin earned on projects. Estimating the percentage completion on a project is a major critical estimate that AUSA depends on. This estimate is determined as follows:

Construction Contracts:

•	The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor, and labor.

•	As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.

•	The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.

•

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

•

Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. AUSA recognizes revenues on signed contracts and change orders. AUSA generally recognizes revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. AUSA generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage of completion.

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

IBNR Estimates for Health Insurance - On an annual basis, Argyle estimates its health insurance cost, for its self-insured employee base at the acquired companies AUSA and Com-Tec, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. Argyle uses the average claims history for the trailing the twelve months as its basis for accruing health care cost. This accrual is automated and is part of the payroll function for each pay period.

Deferred income taxes - Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Allowance for Doubtful Accounts - Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over a previous  period are compared on a percentage basis to the aggregate sales for the same period. The resulting percentage is applied to the sales for year to date and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

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

The Company recognizes compensation expense on the performance share awards based on the fair value of the underlying common stock at the end of each quarter over the remaining vesting period.

Pro Forma and Adjusted Pro Forma Financial Information

Since we acquired ISI in July 2007 and Fire Quest, PDI and Com-Tec in January 2008, we do not believe a comparison of the results of operations and cash flows for the three months ended March 31, 2008 versus March 31, 2007 is beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the three months ended March 31, 2007 and March 31, 2008, we are presenting in management’s discussion and analysis section below in the pro forma and adjusted pro forma results of operations for the Company and the acquisitions for the three months ended March 31, 2008 and March 31, 2007 as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We derived the pro forma results and adjusted pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to March 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three months ended March 31, 2007, (iii) the unaudited financial statements of PDI for the three months ended March 31, 2007, (iv) the unaudited financial statements of Fire Quest for the three months ended March 31, 2007 and (v) the unaudited consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007. We are presenting the pro forma and the adjusted pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The

Adjusted pro forma net income is an alternative view of performance used by management and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report adjusted pro forma net income in order to present the results of our major operations - the construction, installation, marketing, and sale of various electronic security systems for commercial accounts and detention hardware (including security doors and frames, jail furniture, security glazing, and other security-based systems) and electronic control systems for correctional facilities - prior to considering certain income statement elements, principally amortization of intangible assets. We have defined adjusted pro forma net income as net income before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items including one time expenses associated with stock appreciation rights. The adjusted pro forma net income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

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

 EBITDA is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. Additionally, we use EBITDA for internal performance measurements. EBITDA is not a recognized term under GAAP. Argyle and AUSA compute EBITDA using the same consistent method from quarter to quarter. EBITDA includes net income, interest, taxes, depreciation, and amortization. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

 The adjusted pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of us or AUSA. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted pro forms results is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Below is a table showing Argyle’s Adjusted Pro Forma Consolidated Statements of Operations.  The Pro Forma Consolidated Statements of Operations are included in the notes to the financial statements included elsewhere in this report.

Argyle Security, Inc

Adjusted Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands except share data)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Contract revenues	$26,906	$11,806
Contract revenues - related party	6,943	5,801
Service and other revenues	5,466	5,566
Total revenues	39,315	23,173
Cost of revenues:
Contract costs	27,040	13,813
Service and other costs, excluding amortization of intangibles	4,270	4,332
Total cost of revenues	31,310	18,145
Gross profit	8,005	5,028
Operating expenses:
Salaries and related expense, including $558 stock-based compensation in 2008	3,577	2,489
Consulting fees and outside services	948	295
Depreciation	462	302
Other general and administrative expenses	1,668	1,165
Amortization of intangible assets	—	—
Total operating expenses	6,655	4,251
Operating income	1,350	777
Other income (expense):
Interest income	26	59
Interest expense	(844)	(754)
Total other income (expense)	(818)	(695)
Income before provision for income taxes	532	82
Provision (benefit) for income taxes	207	(33)
Net income (loss)	$325	$115

EBITDA Calculation:
Interst, net	$818	$695
Depreciation	462	352
Taxes, net	207	(33)
EBITDA	$1,812	$1,129

Weighted-average number of shares outstanding:
Basic	5,749,342	5,749,342
Diluted	6,707,072	6,751,123
Net income per share:
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

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

Reconciliation of GAAP Net Income to Pro Forma Net Income

Adjusted Pro Forma Net Income and Pro Forma EBITDA

 (unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
GAAP net income (loss)	$(734)	$52
Pro forma adjustments - addbacks (reductions)
Argyle salary expense (increase) for management team in 2007	—	(222)
Non-cash compensation expense (increase) for 2007	—	(142)
Depreciation expense (increase) on revalued assets in 2007	—	(78)
Amortization of intangible expense (increase) in cost of goods sold for 2008 and 2007	(37)	(1,289)
Amortization of intangible expense (increase) in operating expenses for 2008 and 2007	(21)	(354)
Reduction in rent expense for 2008 and 2007	5	17
Interest income increase / (reduction) for 2008 and 2007	—	(324)
Interest expense (increase) / reduction for 2008 and 2007	(39)	247
Income / (loss) from predecessor - Argyle Security USA for Q1 2007		123
Income / (loss) from predecessor - Firequest for Q1 2007	—	80
Income / (loss) from predecessor - PDI for Q1 2007	—	156
Income / (loss) from predecessor - Com-Tec for January 2008 and Q1 2007	44	(38)
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	34	815
Pro forma net income (loss)	$(748)	$(957)
Amortization of intangible expense in cost of goods sold for 2008 and 2007	1,289	1,289
Amortization of intangible expense in operating expenses for 2008 and 2007	442	442
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	(658)	(659)
Adjusted pro forma net income (loss)	$325	$115
Interest, net	818	695
Depreciation expense	462	352
Taxes, net	207	(33)
Pro forma EBITDA	$1,812	$1,129

Below is a table of adjusted pro forma revenues, cost of sales, and gross margins for the three months ended March 31, 2008 and 2007.

	Three Months March 31, 2008			Three Months March 31, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$28,251	$5,598	$33,849	$12,101	$5,506	$17,607	133.5%	1.7%	92.2%
Service and other revenues	3,505	1,961	5,466	$1,914	$3,652	5,566	83.1%	-46.3%	-1.8%
Total net revenues	$31,756	$7,559	$39,315	$14,015	$9,158	$23,173	126.6%	-17.5%	69.7%
% of total
Cost of revenues
Contract costs / contract costs - related party	$22,595	$4,445	$27,040	$9,245	$4,568	$13,813	144.4%	-2.7%	95.8%
Service and other costs	2,620	1,650	4,270	1,320	3,012	4,332	98.5%	-45.2%	-1.4%
Total cost of revenues	$25,215	$6,095	$31,310	$10,565	$7,580	$18,145	138.7%	-19.6%	72.6%
Gross margin
Contract margins / contract margins - related party	$5,656	$1,153	$6,809	$2,856	$938	$3,794	98.0%	22.9%	79.5%
Service and other margins	$885	$311	$1,196	594	640	1,234	-49.0%	-51.4%	-3.1%
Total gross margin	$6,541	$1,464	$8,005	$3,450	$1,578	$5,028	89.6%	-7.2%	59.2%
Gross margin percentage
Contract revenues / contract revenues - related party	20.0%	20.6%	20.1%	23.6%	17.0%	21.5%	-15.3%	21.2%	-6.5%
Service and other revenues	25.2%	15.9%	21.9%	31.0%	17.5%	22.2%	18.7%	-9.1%	-1.4%
Total gross margin percentage	20.6%	19.4%	20.4%	24.6%	17.2%	21.7%	-16.3%	12.8%	-6.0%

Corrections segment revenues increased by 126.7% of total Company revenues from the same period in 2007. Commercial segment revenues fell by 17.5%, but when a single $1.8 million service revenue transaction in 2007 is excluded, the growth for the same period was 2.7%.  The total Company margin decrease from 21.7% to 20.4% was directly attributable to the decreased margins in the Corrections segment (decreased 16.3%) while the Commercial segment margins increased by 12.8% over the same period.

Discussion of Financial Results

Revenues

More than 90% of AUSA’s revenues are generated by fixed-price contracts. The success of a fixed-price contract is based in large part upon the quality of the process utilized when estimating the costs that will be incurred in performing the contract. The larger the project and the longer the term of completion of the contract, the greater the number of variable factors there are to be considered and evaluated in estimating costs. A successful estimating process requires substantial experience and judgment. Management is aware of the significant need for experience and qualified estimating personnel and regularly monitors the estimating process and its results.

The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by AUSA’s competitors on the same project. Other bidders may bid exceptionally low (even at a loss) in order to secure a contract that the competitor may desperately need in order to maintain at least a modest level of cash flow, or for other reasons. Management must evaluate the bids that were submitted in competition with AUSA’s bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review, conducted regularly, provides management with an ongoing general basis for evaluating the estimating process that result in fixed price contracts. Evaluating the results of bidding competitions allows management to evaluate the Company’s estimating capabilities at the beginning or “front-end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

AUSA also generates service revenues. These are generally short-term projects which are evidenced by signed service agreements, customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by AUSA. Service revenues are recognized when the services have been delivered to and accepted by the customer.

This is our third quarter of reportable revenues. Prior to our acquisition of AUSA, we had no revenues.

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

Results of Operations for the Three Months Ended March 31, 2008

Revenues

This is our third quarter of reportable revenues. Prior to our acquisition of AUSA, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the three months ended March 31, 2008 and 2007 (in thousands):

	Pro Forma Revenue
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Contract revenues	$26,906	68.4%	$11,806	51.0%	$15,100	127.9%
Contract revenues - related party	6,943	17.7%	5,801	25.0%	1,142	19.7%
Service and other revenues	5,466	13.9%	5,566	24.0%	(100)	-1.8%
Total revenues	$39,315	100.0%	$23,173	100.0%	$16,142	69.7%

On a pro forma basis, the Company had revenues of $39.3 million (including related party revenue of $6.9 million) and $23.2 million (including related party revenue of $5.8 million) for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $16.1 million or 69.7%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of its market. Year over year service revenues have decreased by ($0.1) million for the quarter ended March 31, 2008 versus 2007.  There is such a significant decrease because we had an unusually large $1.8 million service revenue contract recognized in the same period 2007.  When excluding the $1.8 million opportunity in the quarter-ended March 31, 2007 service and other sales actually increased by $1.7 million or 45.1% over the same period.  The Company has focused on building its service revenue base by adding salespeople and improving performance to retain more customers and to the increase service revenues.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned by Sam Youngblood, President of AUSA, and by Don Carr, President of AUSA – Corrections).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work was for third party customers of ISI*MCS that required bonded contracts.  After the acquisition of ISI by Argyle, ISI*MCS no longer provided bonding and subcontract work to ISI now referred to AUSA in 2008.  AUSA is in the process of securing its own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third party customers.  After the merger, the amount of “Revenues - related party” will continue to decrease as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

The pro forma revenue mix was 86.1% contract revenues and 13.9% service revenues for the three months ended March 31, 2008 compared to 76.0% and 24.0%, respectively, for the corresponding period in 2007.

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

Cost of Revenues

This has been our third quarter of reportable cost of revenues. Prior to our acquisition of AUSA, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table reconciles adjusted pro forma cost of revenues to pro forma cost of revenues for the three months ended March 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenue
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Contract costs	$27,040	68.8%	$13,813	59.6%	$13,227	95.8%
Service and other costs, excluding amortization of intangibles	4,270	10.9%	4,332	18.7%	(62)	-1.4%
Adjusted pro forma total cost of revenues	31,310	79.6%	18,145	78.3%	13,165	72.6%
Amortization of intangibles	1,289	3.3%	1,289	5.6%	—	0.0%
Pro forma cost of revenues, including amortization of intangibles	$32,599	82.9%	$19,434	83.9%	$13,165	67.7%

On a pro forma basis, cost of revenues increased by $13.2 million, or 67.9%, to $32.6 million for the three months ended March 31, 2008, compared to $19.4 million for the corresponding period in 2007. On an adjusted pro forma basis, cost of revenues increased by $13.2 million, or 72.6%, to $31.3 million for the three months ended March 31, 2008, compared to $18.1 million for the corresponding period in 2007. The increase in cost of sales resulted from AUSA working on a greater number of projects in 2008 than in 2007.

The amortization of acquired backlog has been allocated to cost of revenues. The impact of this amortization (which was excluded from adjusted pro forma cost of revenues) for the three months ended March 31, 2008 was $1.3 million.

The Company has been implementing its plan to reduce costs and improve efficiencies.  Some of these efforts include implementing the best technology in all organizations.  For example, we discovered that some of the technology used by the acquired companies was superior to our own, especially with respect to production costs.  Additionally, we discovered that some of the technology we developed is faster and more efficient than that of the acquired companies. The current effort to “swap technology” is proceeding as planned and production cost savings are expected results of these efforts.

Gross Margin

This has been our third quarter of reportable gross margin. Prior to our acquisition of AUSA, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table reconciles adjusted pro forma gross margin to pro forma gross margin for the three months ended March 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma gross margin	$8,005	20.4%	$5,028	21.7%	$2,977	59.2%
Amortization of intangibles	(1,289)	-3.3%	(1,289)	-5.6%	—	0.0%
Pro forma gross margin	$6,716	17.1%	$3,739	16.1%	$2,977	79.6%

On a pro forma basis for the three months ended March 31, 2008, there was gross margin of $6.7 million compared to a gross margin of $3.8 million for the corresponding period in 2007. On an adjusted pro forma basis for the three months ended March 31, 2008, there was gross margin of $8.0 million compared to a gross margin of $5.0 million for the corresponding period in 2007. The increase in adjusted gross margin was directly attributable to the Company’s stronger pricing position which provides higher margins and development of software to automate production, which allows for efficiencies in production and thus lowers costs, thus increasing gross margins. A major contributor to the increase in gross margin is the increase in service revenues as a percentage of the overall revenues. Service revenues enjoy a higher gross margin than the contract revenues. The company also increased gross margin by controlling costs through the upgrading of project management processes to support installations and services.

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the three months ended March 31, 2008 and 2007.

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

Operating Expenses

Operating expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  Operating expenses increased to $6.8 million for the three months ended March 31, 2008, compared to $0.3 million for the corresponding period in 2007. Substantially all of the expense increase is attributed to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI , and Fire Quest in the quarter ended March 31, 2008.

Adjusted Pro Forma Operating Expenses

The following table reconciles adjusted pro forma operating expenses to pro forma operating expenses for the three months ended March 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma total operating expenses	$6,655	16.9%	$4,251	18.3%	$2,404	56.6%
Amortization of intangible assets	442	1.1%	442	1.9%	—	0.0%
Pro forma total operating expenses	$7,097	18.1%	$4,693	20.3%	$2,404	51.2%

 On a pro forma basis, operating expenses increased $2.4 million, or 51.2% to $7.1 million for the three months ended March 31, 2008 from $4.7 million for the corresponding period in 2007. On an adjusted pro forma basis, operating expenses increased $2.4 million, or 56.6% to $6.7 million for the three months ended March 31, 2008 from $4.3 million for the corresponding period in 2007. The increase is primarily due to additional expenses needed to support the increased number of projects on which AUSA is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  Growth in operating expenses for 2008 is planned at approximately the same rate as the growth in revenues to build infrastructure to support growth in the coming years

Additionally, $0.6 million in non-cash compensation expense related to restricted stock grants and employee stock options was included in the operating expenses for the quarter ended March 31, 2008 and $0.2 million for the same period in 2007. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI , and Fire Quest in the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from pro forma operating expenses, was $0.4 million.

Other Income / Expense

Prior to July 2007, total other income/expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest expense represents interest on our line of credit, unsecured subordinated debt, and notes issued in January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the three months ended March 31, 2008 was an expense of $0.8 million compared to income of $0.4 million for the corresponding period in 2007.

Pro Forma Interest Income and Interest Expense

The following table presents pro forma interest and other income for the three months ended March 31, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Interest income	$26	0.1%	$59	0.3%	$(33)	-55.9%
Interest expense	(844)	-2.1%	(754)	-3.3%	(90)	11.9%
Total other income (expense)	$(818)	-2.1%	$(695)	-3.0%	$(123)	17.7%

Pro forma net interest for the three months ended March 31, 2008 mainly represents interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI. Interest expense increased to ($0.8) million for the three months ended March 31, 2008 from ($0.7) million for the corresponding period in 2007. Interest expense for the three months ended March 31, 2008 and 2007 mainly represents interest on our line of credit, unsecured subordinated debt, and our notes issued in January 2008 for the acquisition of Com-Tec, PDI and Fire Quest.

Net Income / (Loss)

For the three months ended March 31, 2008, we had net loss of ($0.7) million compared to a net income of $52,000 for the corresponding period in 2007. The results of operations for the three months ended March 31, 2008 include the results of operations for AUSA, Fire Quest and PDI from January 1, 2008 and the results of operations of Com-Tec from February 1, 2008. Our primary source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

 Adjusted Pro Forma Net Income (Loss)

The following table reconciles adjusted pro forma net income (loss) to pro forma income / (loss) for the three months ended March 31, 2008 and 2007 (in thousands):

	Pro Forma Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma net income (loss)	$325	0.8%	$115	0.5%	$210	182.6%
Amortization of intangible assets	(1,731)	-4.4%	(1,731)	-7.5%	—	0.0%
Taxes, net	658	1.7%	659	2.8%	(1)	-0.2%
Total pro forma net income (loss)	$(748)	-1.9%	$(957)	-4.1%	$209	-21.8%

For the three months ended March 31, 2008, we had a pro forma net loss of ($0.7) million compared to a pro forma net loss of ($1.0) million for the corresponding period in 2007. For the three months ended March 31, 2008, we had an adjusted pro forma net income of $0.3 million compared to an adjusted pro forma net income of $115,000 for the corresponding period in 2007. The adjusted pro forma results for the three months ended March 31, 2008 include the pro forma results of operations for AUSA, Fire Quest and PDI from January 1, 2008 and the results of operations of Com-Tec from February 1, 2008. Our primary source of income prior to the consummation of our initial business combination with AUSA was interest earned on the funds held in a trust account.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Pro Forma EBITDA
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Year to Year
		% of		% of	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amount %
Pro forma EBITDA	$1,812	4.6%	$1,129	4.9%	$683	60.5%

Pro forma EBITDA rose by $0.7 million to $1.8 million in the three months ended March 31, 2008, compared to $1.1 million in the corresponding period in 2007. The EBITDA margin decreased to 4.5 % from 4.9% in the corresponding period in 2007.   The March 31, 2008 EBITDA includes $0.6 million in non-cash compensation expense related to restricted stock grants and employee stock options for that period compared to $0.2 million for the same period in 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $2.5 million in cash and cash equivalents.

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

Argyle used an estimated $20.5 million (excluding Argyle and AUSA transaction costs) of the net proceeds of the initial public offering to acquire ISI. At the closing of the merger, the following consideration was paid by the Company to the stockholders and debt holders of ISI:

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

In April 2008, Argyle completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to two accredited investors and received gross proceeds of $15 million. Rodman & Renshaw, LLC, a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc., served as the exclusive placement agent for the offering and received $900,000 and 112,500 warrants to purchase an aggregate of 112,500 shares of Argyle’s common stock; exercisable at $8.00 per share as a placement fee.

 Working Capital

Our primary liquidity needs are for financing AUSA’s working capital (including premiums and fees incurred in connection with bid and performance bonds) and their purchase of computers and related equipment. The nature of its business and operations as a detention contractor causes cash flow from operations to be highly volatile. Its large construction contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts. AUSA has in place a credit facility to allow it to manage its working capital requirements.

At March 31, 2008, we had current assets of $59.1 million and current liabilities of $31.9 million resulting in a working capital surplus of approximately $27.2 million compared to a surplus of $20.0 million at December 31, 2007.

Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

	March 31,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$214	$190
Unsecured debt - related party	11,057	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,765	—
Line of credit and acquisition line	12,970	7,979
	$32,931	$16,046
Less - current maturities	413	81
Long term debt	$32,518	$15,965

Vehicles and Equipment

Amount includes notes related to Company vehicles and various equipment. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 – 48 month periods.  Interest rates on the individual notes range from fixed rate of 7% up to Prime plus 1.0%. Included with the equipment is a note related to the phone system with a fixed rate of interest at 9.0% which matures in April 2008.

Unsecured Debt — Related Party

These refer to notes payable to a significant stockholder of Argyle. On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million is due. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. The total debt of $11.0 million is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreements.  As of March 31, 2008, the Company was in compliance with all covenants except two technical, non financial, covenants.  The Company obtained a waiver from the lender to remedy these defaults.

Unsecured Convertible Debt — Stockholders

As part of the ISI merger consideration, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008. The debt may be redeemed by the Company at $10.00 per share any time after January 1, 2009.

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

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000  using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%. However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Seller Notes

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (Fire Quest Promissory Note). The Fire Quest Promissory Notes bear interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

In connection with the PDI acquisition, the Company issued convertible promissory notes (the PDI Promissory Notes) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes are guaranteed by and secured by the assets of AUSA and Argyle and bear interest at 6% paid quarterly through December 2009.  After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  On June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period; or (ii) extend the payment date to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes have resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of March 31, 2008.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuations of these derivatives held a nominal value as of March 31, 2008.

In connection with the Com-Tec acquisition, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the Com-Tec Promissory Note). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle, bears interest at 7% per year and will become due and payable on April 1, 2011.

Line of Credit Facility

At March 31, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at March 31, 2008 was $8.7 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends.  The Company obtained a 90 day extension to remedy two defaults which it believes is probable to cure during the grace period. The Company obtained a waiver from the lender to remedy the remaining two defaults.  In the event that the Company does not receive a permanent waiver or cure by other means during the 90 day extension period, Argyle may cure such default by agreeing to guarantee the obligations of AUSA to its senior lender.

The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $3.3 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively.

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

Commitments

AUSA leases office space and equipment under operating leases expiring through 2012.   The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expands the space from approximately 2,500 square feet to 6,500 square feet for a total expense in 2008 of $121,000.  Rental expense was $196,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively, and $71,000 for the three months ended March 31, 2007 (Predecessor).

As part of the PDI acquisition that occurred at January 4, 2008 the Company assumed the existing leases.  The PDI lease is a 4 year lease, for the 42,000 square foot facilities, with monthly payments at $16,000.   As part of the Com-Tec acquisition that occurred at January 31, 2008 the Company signed new leases for the existing facility.  The Com-Tec lease is a 5 year lease, for the 33,000 square foot facility, with month payments at $14,000 beginning in year 3 with the total rent expense being straight line amortized over the life of the lease.

In August 2007 we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility. The commitment fee is to be paid quarterly.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Contractual Obligations as of March 31, 2008
(Unaudited)

	Total	< 1 Year	1- 3 Years	3 - 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$32,931	$413	$21,777	$10,741	$—
Capital Lease Obligations	3,285	216	576	576	1,917
Operating Lease Obligations	2,258	394	943	734	187
Interest on Long Term Debt Obligations	9,495	3,380	4,717	1,398	—
Total	$47,969	$4,403	$28,013	$13,449	$2,104

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

At March 31, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The outstanding balance on the credit facility and the acquisition loan facility at March 31, 2008 was $8.7 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.

Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $163,000 based on the total credit available to Argyle.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management has excluded ISI, PDI, Com-Tec, and Fire Quest which was integrated into the Commercial segment from its evaluation of internal control over financial reporting as of March 31, 2008.  ISI was acquired on July 31, 2007, Fire Quest was acquired on January 1, 2008, PDI was acquired on January 4, 2008, and Com-Tec was acquired on January 31, 2008. Argyle was a shell company when it acquired ISI and each of PDI, Fire Quest and Com-Tec would be considered significant subsidiaries of Argyle.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  In addition to the risk factors contained in our Annual Report on form 10-K, you should also consider the following:

We derive a significant portion of our revenues from a small number of customers and the loss of a significant customer could significantly reduce our revenues.

Our customer base and revenues are concentrated among a limited number of customers and the loss of any one of these customers could significantly reduce our revenues.  During the three months ended March 31, 2008, revenue from our top three customers, which were all from the Corrections segment, represented 42% of total Company revenues.  During the three months ended March 31, 2008, the Company had revenues from our top two customers, which were all from the Corrections segment, which represented 20% and 12% of total Company revenues.

If outstanding public warrants are exercised, the underlying common shares will be eligible for future resale in the public market. ‘‘Market overhang’’ from the warrants results in dilution and could keep the market price of our stock lower than it would otherwise be.

Outstanding public warrants and unit purchase options to purchase an aggregate of 4,075,046 shares of common stock issued in connection with Argyle’s initial public offering and those for services rendered in connection with a financing transaction are currently exercisable. If they are exercised, a substantial number of additional shares of our common stock will be eligible for resale in the public market, which could keep the market price of our stock lower than it would otherwise be.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, Argyle completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to two accredited investors and received gross proceeds of $15 million. Argyle issued warrants to purchase 112,500 shares of its common stock, exercisable at $8.00 per share, to Rodman & Renshaw, LLC, which served as the exclusive placement agent for the offering, as a portion of its placement fee.  Argyle did not pay any fees in connection with the issuance of the warrants.  The securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since Rodman is an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.3	Certification of the Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC

May 20, 2008	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Executive Officer)

May 20, 2008	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

May 20, 2008	By:	/s/ Donald F. Neville
Donald F. Neville
Chief Financial Officer (Principal Accounting and Financial Officer)