Form 10-Q
period 2008-06-30
ARGYLE SECURITY, INC.
filed 2008-08-14
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

There were 5,964,342, shares of the Registrant’s common stock issued and outstanding as of August 14, 2008.

Argyle Security, Inc. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGYLE SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$13,838	$3,556
Restricted cash	2,505	—
Receivables:
Contract – net of allowance for doubtful accounts of $1,316 and $975 at June 30, 2008 and December 31, 2007, respectively	29,502	14,459
Contract receivables – related party	10,844	10,887
Other receivables – related party	34	42
Costs and estimated earnings in excess of billings on incomplete contracts	6,754	7,665
Intangible assets	2,346	2,959
Refundable income taxes	491	561
Other current assets	1,705	378
Deferred income taxes, net	165	—
Total current assets	68,184	40,507
Property and equipment, net	8,722	5,227
Goodwill	24,850	19,937
Intangible assets	17,358	15,146
Deposits, deferred transaction costs, and other assets	403	331
Total other assets	51,333	40,641
Total assets	$119,517	$81,148
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,641	$14,318
Accounts payable – related party	97	40
Billings in excess of costs and estimated earnings on incomplete contracts	10,273	5,733
Interest payable to stockholders	48	40
Current portion of capitalized lease obligations	212	97
Current portion of long-term debt	2,400	81
Deferred income taxes	—	211
Total current liabilities	29,671	20,520
Long-Term Liabilities:
Deferred income taxes	5,467	6,095
Long-term debt – less current portion	31,750	15,965
Deferred rent and other long term liabilities	151	—
Long-term capitalized lease obligations - less current portion	3,458	1,904
Total long-term liabilities	40,826	23,964
Total liabilities	70,497	44,484
Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value; 1,000,000 shares authorized; 18,750 shares issued and outstanding	—	—
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 5,964,342 at June 30, 2008 and 5,879,342 at December 31, 2007	1	1
Additional paid in capital	50,475	36,279
Accumulated earnings (deficit)	(1,456)	384
Total stockholders’ equity	49,020	36,664
Total liabilities and stockholders’ equity	$119,517	$81,148

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands except share data)

			Predecessor (ISI)
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,
	2008	2007	2007
Revenues:
Contract revenues	$24,711	$—	$8,441
Contract revenues - related party	5,282	—	7,365
Service and other revenues	6,513	—	1,980
Total revenues	36,506	—	17,786
Cost of revenues:
Contract costs	24,424	—	12,037
Service and other costs, including $1,276 of amortization of intangibles in 2008	6,018	—	1,320
Total cost of revenues	30,442	—	13,357
Gross profit	6,064	—	4,429
Operating expenses:
Salaries and related expenses, including $191 in stock-based compensation in 2008	3,410	230	1,320
Consulting fees and outside services	637	—	176
Depreciation	598	—	226
Other general and administrative expenses	1,671	—	1,230
Amortization of intangible assets	427	—	—
Total operating expenses	6,743	230	2,952
Operating income (loss)	(679)	(230)	1,477
Other income (expense):
Interest income	52	387	—
Interest expense	(854)	(82)	(1,892)
Total other income (expense)	(802)	305	(1,892)
Income (loss) before provision for income taxes	(1,481)	75	(415)
Provision (benefit) for income taxes	(461)	25	204
Net income (loss)	(1,020)	50	(619)
Deferred interest, net of taxes, subject to possible redemption	—	51
Dividends on convertible preferred stockholders	86	—
Net income (loss) allocable to holders of non-redeemable common stock	$(1,106)	$(1)

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	4,781,307
Diluted	5,799,342	4,781,307

Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.19)	$(0.00)
Diluted	$(0.19)	$(0.00)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands except share data)

			Predecessor (ISI)
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,
	2008	2007	2007
Revenues:
Contract revenues	$49,899	$—	$17,782
Contract revenues - related party	12,225	—	13,166
Service and other revenues	11,979	—	5,691
Total revenues	74,103	—	36,639
Cost of revenues:
Contract costs	50,094	—	24,094
Service and other costs, including $2,529 of amortization of intangibles in 2008	11,540	—	4,360
Total cost of revenues	61,634	—	28,454
Gross profit	12,469	—	8,185
Operating expenses:
Salaries and related expenses, including $749 in stock-based compensation in 2008	6,779	520	2,782
Consulting fees and outside services	1,583	—	268
Depreciation	1,057	—	467
Other general and administrative expenses	3,259	—	1,990
Amortization of intangible assets	847	—	—
Total operating expenses	13,525	520	5,507
Operating income (loss)	(1,056)	(520)	2,678
Other income (expense):
Interest income	78	771	4
Interest expense	(1,653)	(97)	(2,877)
Total other income (expense)	(1,575)	674	(2,873)
Income (loss) before provision for income taxes	(2,631)	154	(195)
Provision (benefit) for income taxes	(877)	53	301
Net income (loss)	(1,754)	101	(496)
Deferred interest, net of taxes, subject to possible redemption	—	101
Dividends on convertible preferred stockholders	86	—
Net income (loss) allocable to holders of non-redeemable common stock	$(1,840)	$—

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,795,221	4,781,307
Diluted	5,795,221	4,781,307
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.32)	$—
Diluted	$(0.32)	$—

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2007 THROUGH JUNE 30, 2008

(unaudited)

(in thousands except per share data)

					Additional	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Earnings /	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2007	5,879,342	$1	—	$—	$36,279	$384	$36,664
Stock-based compensation	85,000	—	—	—	749	—	749
Issuance of preferred stock	—	—	18,750	0	13,523	—	13,523
Dividends on preferred stock	—	—	—	—	—	(86)	(86)
Common stock registration costs	—	—	—	—	(76)	—	(76)
Net income (loss)	—	—	—	—	—	(1,754)	(1,754)
Balance at June 30, 2008	5,964,342	$1	18,750	$0	$50,475	$(1,456)	$49,020

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

			Predecessor (ISI)
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,
	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$(1,754)	$101	$(496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	749	—	—
Amortization	3,376	65	175
Depreciation	1,114	1	292
Accrued interest on deferred underwriting costs	—	30	—
Interest earned on assets held in trust	—	(768)	—
Tax payments relapsed from the trust	—	149	—
Decrease (increase) in contract receivables	(10,210)	—	(681)
Decrease (increase) in related party contract receivables	43	—	(1,486)
Decrease (increase) in related party receivables	9	—	(408)
Decrease (increase) in costs and estimated earnings in excess of billings	1,687	—	(732)
Decrease (increase) in other assets	(76)	(44)	256
Increase (decrease) in accounts payable and accrued expenses	(660)	(80)	(824)
Increase (decrease) in other long-term liabilities	64	—	1,014
Increase (decrease) in deferred income taxes	(963)	—	(96)
Increase (decrease) in billings in excess of costs and estimated earnings	4,022	(96)	1,160
Net cash used in operating activities	$(2,599)	$(642)	$(1,826)

Cash flows from investing activities:
Purchase of investments held in trust	—	(141,256)	—
Maturity of investments held in trust	—	141,256	—
Acquisitions, net of cash acquired	(5,264)	—	—
Purchase of property and equipment	(1,679)	—	(929)
Transaction costs	(329)	(271)	—
Increase / (decrease) in other assets	—	(16)	173
Net cash used in investing activities	$(7,272)	$(287)	$(756)

Cash flows from financing activities:
Issuance of preferred stock	15,000	—	—
Offering and financing costs	(1,452)	(7)	—
Restricted cash	(2,505)	—	—
Payments on borrowings	(23,097)	—	(311)
Proceeds from borrowings	27,271	—	2,076
Proceeds from notes payable	5,000	—	260
Proceeds from warrants to stockholders	—	300	—
Payments on capital lease obligations	(64)	—	(50)
Net cash provided by increase (used in) financing activities	$20,153	$293	$1,975

Net increase (decrease) in cash and cash equivalents	$10,282	$(636)	$(607)
Cash and cash equivalents at beginning of year	3,556	694	359
Cash and cash equivalents at end of year	$13,838	$58	$(248)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the “Company”, “we”, “us”, “our”, or “Argyle”) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. (“ISI”) and its subsidiaries. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company.   As a result, the statements of operations and statements of cash flows of ISI for three months ended June 30, 2007 are presented for comparative purposes only. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental, and correctional customers.  Argyle Security USA has two reporting segments, Argyle Corrections and Argyle Commercial Security.

Argyle Corrections consists of all of our businesses in the corrections sector including ISI, Metroplex Control Systems (“MCS”) as well as Com-Tec Security LLC (“Com-Tec”) and Peterson Detention, Inc. (“PDI”).  Com-Tec and PDI were acquired in January 2008.  This segment includes:

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

On January 1, 2008, MCFSA, Ltd. (MCFSA), all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 1 — Basis of Presentation (continued)

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

The unaudited consolidated financial statements of Argyle as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of companies acquired following the date of acquisition and do not reflect the operating results prior to the acquisitions. Following are pro forma unaudited results of operations for the Company for the three and six months ended June 30, 2008 and 2007 assuming the Fire Quest, PDI and Com-Tec acquisitions occurred on January 1, 2008 and 2007, respectively.

The Company derived the unaudited pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to June 30, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three and six months ended June 30, 2007, (iii) the unaudited financial statements of PDI for the three and six months ended June 30, 2007, (iv) the unaudited financial statements of Fire Quest for the three and six months ended June 30, 2007 and (v) the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007. The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 1 — Basis of Presentation (continued)

Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$24,711	$10,730	$51,617	$22,536
Contract revenues - related party	5,282	7,365	12,225	13,166
Service and other revenues	6,513	3,836	11,979	9,402
Total revenues	36,506	21,931	75,821	45,104
Cost of revenues:
Contract costs	24,424	13,465	51,464	27,278
Service and other costs, including amortization of intangibles ($1,276 for three months 2008 and $2,565 for 6 months 2008, respectively)	6,018	3,885	11,577	9,506
Total cost of revenues	30,442	17,350	63,041	36,784
Gross profit	6,064	4,581	12,780	8,320
Operating expenses:
Salaries and related expense, including stock-based compensation of $191 and $749 for the three and six months 2008, respectively.	3,410	2,294	6,987	4,783
Consulting fees and outside services	637	311	1,586	606
Depreciation	598	289	1,060	591
Other general and administrative expenses	1,671	1,581	3,340	2,746
Amortization of intangible assets	427	426	868	868
Total operating expenses	6,743	4,901	13,841	9,594
Operating loss	(679)	(320)	(1,061)	(1,274)
Other income (expense):
Interest income	52	51	78	111
Interest expense	(854)	(916)	(1,698)	(1,757)
Total other income (expense)	(802)	(865)	(1,620)	(1,646)
Income (loss) before provision for income taxes	(1,481)	(1,185)	(2,681)	(2,920)
Provision (benefit) for income taxes	(461)	(254)	(912)	(978)
Net income (loss)	$(1,020)	$(931)	$(1,769)	$(1,942)
Deferred interest, net of taxes, subject to possible redemption	—	—	—	—
Dividends on convertible preferred stockholders	86	—	86	—
Net income (loss) allocable to holders of non-redeemable common stock	$(1,106)	$(931)	$(1,855)	$(1,942)

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	5,799,342	5,795,221	5,799,342
Diluted	5,799,342	5,799,342	5,795,221	5,799,342
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.19)	$(0.16)	$(0.32)	$(0.33)
Diluted	$(0.19)	$(0.16)	$(0.32)	$(0.33)

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies

Argyle completed a private placement (the “Private Placement”) in January 2006 and received net proceeds of approximately $0.9 million. Also in January 2006, the registration statement for Argyle’s initial public offering (the “Public Offering”) was declared effective, and the net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the Public Offering and the Private Placement were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering which was paid to them upon completion of the business combination. All amounts held in trust were released on July 31, 2007 to fund the ISI acquisition.

On March 14, 2007, the underwriters from the Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock redeemed in connection with any acquisition (see Note 16). In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.

As part of the ISI merger, stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares (see Note 14). The per share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, less taxes payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $45,000 plus interest). Approximately $1.7 million was paid to redemptive shareholders in August of 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.

Restricted Cash

Represents deposits required by the Company’s commercial bank letter of credit.

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

Revenue Recognition

A majority of the Company’s revenues are performed under fixed-price construction contacts.  Revenues under fixed-price contracts are recognized under the percentage-of-completion methodology.  Service revenues are recognized when the services have been delivered to and accepted by the customer. Other revenues consists of product sales and are recognized upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed and collection is deemed probable.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

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

Inventory

Inventory is valued at the lower of cost or market and consists primarily of finished goods. Costs of finished goods are determined using the average cost method for all segments of AUSA. Inventory that was acquired from ISI has been stated at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  At June 30, 2008 and December 31, 2007, the Company’s inventory balance was $1.5 million and $138,000, respectively, which is included in other current assets on the consolidated balance sheet.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in the business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangibles (trade name) are not amortized but are tested at least annually for impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company will perform impairment testing on an annual basis for each acquisition unless impairment indicators exist that would require immediate testing.

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

Intangible assets that have finite useful lives are amortized over their useful lives which range from 96 to 120 months for customer relationships, 12 to 16 months for backlog, 36 months for software and 24 to 36 months for non-competes.

A summary of the activity in goodwill by segment is as follows (in thousands):

	Corrections	Commercial	Total
Balance December 31, 2007	$13,275	$6,662	$19,937
ISI Adjustments	92	(20)	72
Com-Tec Acquisition	2,691	—	2,691
Peterson Acquisition	1,421	—	1,421
Fire Quest Acquisition	—	729	729
Balance June 30, 2008	$17,479	$7,371	$24,850

During the six months ended June 30, 2008, the Company increased goodwill from the ISI acquisition by $72,000 as a result of $17,000 of additional transaction costs ($4,000 accounting fees, $9,000 in insurance costs and $4,000 in legal fees), a $12,000 write-down of stale checks outstanding (decrease in cash), a $29,000 reduction in refundable taxes (current tax asset) and a $14,000 adjustment to intangible assets.

During the three months ended June 30, 2008, the Company increased goodwill from the Com-Tec acquisition by $312,000 as a result of $42,000 of additional transaction costs and a $270,000 adjustment to intangible assets due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

During the three months ended June 30, 2008, the Company increased goodwill from the PDI acquisition by $197,000 as a result of $67,000 of additional transaction costs,  a $110,000 adjustment to intangible assets due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets and a $20,000 increase in current liabilities for the PDI Promissory Note derivative (see Note 8).

During the three months ended June 30, 2008, the Company had no change to goodwill from the acquisition of Fire Quest.

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

Warranty Reserve

One of the Company’s subsidiaries warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years.  A provision for estimated future costs relating to warranty expense is recorded when products are sold.  Management estimates the provision based primarily on historical warranty claim experience.  As of June 30, 2008, the warranty reserve was $175,000 and included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

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

Reclassifications

Prior year balances have been reclassified to conform to current year presentation.  The balance sheet includes a reclassification of website development costs that was in other assets to PP&E.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of APB 14-1 on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  As of June 30, 2008, the Company did not have any loss contingencies requiring disclosures or accruals.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables.  During the three and six months ended June 30, 2008, revenue from our top three customers (all from the Corrections segment), represented 26% and 33% of total Company revenues, respectively.  During the three months ended June 30, 2008, the Company had revenues from our top two customers (all from the Corrections segment), which represented 11% and 9% of total Company revenues. During the six months ended June 30, 2008, the Company had revenues from our top two customers (all from the Corrections segment), which represented 15% and 9% of total Company revenues. These concentrations are down from the three months ended March 31, 2008 when the top three customers represented 42% of total Company revenues.  See Related-Party Transactions footnote (see Note 19) for discussion of transactions with ISI*MCS, Ltd.

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Our convertible preferred stock is considered a participating security as the preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share using the two-class method in accordance with EITF No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Net income (loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the “treasury stock” method for options and warrants and the “if converted” method for convertible preferred stock and convertible debt, to the extent the effect on EPS is dilutive. Because we incurred a net loss for all periods, the diluted EPS calculation is the same as the basic EPS calculation.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Stock options to acquire 225,000 shares and promissory notes convertible into 192,500 shares of common stock were excluded from the computation of diluted net income (loss) per share for three and six months ended June 30, 2008 as the effect of including them would have been anti-dilutive.

As of June 30, 2008 the Company has granted 215,000 shares of restricted stock, of which 50,000 shares are vested.

In April 2008, (see Note 15) the Company issued 18,750 shares of $0.0001 par value Series A Convertible Preferred Stock in connection with a private placement financing, resulting in gross proceeds of $15.0 million.

Note 3 — Acquisitions

Fire Quest

On January 1, 2008, MCFSA, all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest for a total purchase price of $1.1 million as follows (in thousands):

Cash	$764
Promissory note	250
Transaction costs	130
Net purchase price	$1,144

PDI

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (PDI) for a total purchase price of $4.8 million as follows (in thousands):

Cash	$1,500
Promissory note	3,000
Transaction costs	318
Net purchase price	$4,818

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 3 — Acquisitions (continued)

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

Cash	$3,000
Promissory note	3,515
Transaction costs	236
Net purchase price	$6,751

The acquisitions of Fire Quest, PDI and Com-Tec were accounted for as business combinations in accordance with SFAS No. 141.  Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values.  We have obtained third party valuations, and the values of certain assets and liabilities are based on these valuations, but they are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to changes in transaction costs and working capital. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition.

	Fire Quest	PDI	Com-Tec	Total
Current assets	$140	$2,210	$4,638	$6,988
Property and equipment	37	1,126	72	1,235
Goodwill	729	1,421	2,691	4,841
Customer relationships	90	470	730	1,290
Customer backlog	84	1,240	590	1,914
Trade name	—	—	1,080	1,080
Software	—	—	240	240
Non-compete agreements	70	200	180	450
Total assets acquired	1,150	6,667	10,221	18,038

Current liabilities	(6)	(739)	(2,610)	(3,355)
Debt	—	(1,110)	(860)	(1,970)
Total liabilities assumed	(6)	(1,849)	(3,470)	(5,325)

Net purchase price	$1,144	$4,818	$6,751	$12,713

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 4 — Contract Receivables

Contract receivables consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Completed contracts and contracts in progress	$22,840	$12,126
Retainage	6,662	2,333
Completed contracts and contracts in progress - related parties	9,139	8,468
Retainage - related parties	1,705	2,419
Contract receivables	$40,346	$25,346

Note 5 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	June 30,	June 30,	June 30,
	2008	2008	2008
Amended contract amount	$260,504	$196,689	$59,239
Revenue recognized to date	185,466	139,338	46,127
Unearned contract amount - backlog	$75,038	$57,351	$13,112
Costs incurred to date	$153,866	$117,354	$36,512
Estimated costs to complete	59,513	45,210	10,185
Estimated total cost	$213,379	$162,564	$46,697
Billings to date	$189,612	$143,873	$45,739
Costs and estimated earnings in excess of billings on incomplete contracts	$6,754	$4,233	$2,521
Billing in excess of costs and estimated earnings on incomplete contracts	$10,273	$8,357	$1,917

	Total	Corrections	Commercial
	March 31,	March 31,	March 31,
	2008	2008	2008
Amended contract amount	$231,191	$178,504	$52,687
Revenue recognized to date	153,707	112,049	41,658
Unearned contract amount - backlog	$77,484	$66,455	$11,029
Costs incurred to date	$127,062	$93,770	$33,292
Estimated costs to complete	61,376	52,969	8,407
Estimated total cost	$188,438	$146,739	$41,699
Billings to date	$159,562	$116,869	$42,693
Costs and estimated earnings in excess of billings on incomplete contracts	$5,739	$4,077	$1,662
Billing in excess of costs and estimated earnings on incomplete contracts	$10,105	$7,801	$2,304

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2007	2007	2007
Amended contract amount	$196,030	$147,996	$48,034
Revenue recognized to date	109,179	72,978	36,201
Unearned contract amount - backlog	$86,851	$75,018	$11,833
Costs incurred to date	$89,863	$60,583	$29,280
Estimated costs to complete	70,496	61,364	9,132
Estimated total cost	$160,359	$121,947	$38,412
Billings to date	$109,658	$72,372	$37,286
Costs and estimated earnings in excess of billings on incomplete contracts	$7,665	$5,751	$1,914
Billing in excess of costs and estimated earnings on incomplete contracts	$5,733	$3,217	$2,517

* Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated revenues are not accounted for under percentage of completion method as defined in SOP 81-1.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Backlog is the aggregate contract amount less revenue recognized using percentage-of-completion accounting as described in Note 2 of these consolidated financial statements. The Company recognizes as backlog only those contracts on which it has received signed contracts, executed letters of intent to award a contract from its customers or in limited instances, when warranted, verbal commitments. The Company also verifies funding is in place on the contracts prior to inclusion in backlog.

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	In Years	2008	2007
Land	N/A	$—	$—
Buildings	10 - 40	3,622	1,888
Leasehold improvements	12	1,147	593
Furniture, fixtures and equipment	3 - 10	3,026	1,254
Vehicles	3 - 7	2,722	2,189
Website costs	3	42	39
		10,559	5,963
Less - accumulated depreciation		1,837	736
Property and equipment, net		$8,722	$5,227

Depreciation expense relating to property and equipment was $0.6 million and $1,000 for three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $1,000 for six months ended June 30, 2008 and 2007, respectively. Depreciation expense was $226,000 and $467,000 for the Predecessor for the three and six months ended June 30, 2007, respectively.

Note 7 — Intangible Assets and Other Assets

At June 30, 2008, intangible assets consisted of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Amortization Period
Amortizable Intangible Assets:
Customer relationships	$12,915	$1,195	$11,720	113 months
Customer backlog	6,273	3,927	2,346	15 months
Software	540	125	415	36 months
Non-compete	450	83	367	30 months
	$20,178	$5,330	$14,848
Unamortizable Intangible Assets:
Trade name	$4,856	$—	$4,856

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 7 — Intangible Assets and Other Assets (continued)

Amortization expense was $1.7 and $3.4 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2008 and December 31, 2007, intangible assets not subject to amortization included trade names of $4.9 million and $3.8 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2008 (remaining six months)	$3,029
2009	1,920
2010	1,611
2011	1,382
2012	1,375
Thereafter	5,531
$14,848

Note 8 — Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

	June 30,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$168	$190
Unsecured debt - related party	11,167	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,765	—
Line of credit and acquisition line	14,125	7,979
	$34,150	$16,046
Less - current maturities	2,400	81
Long term debt	$31,750	$15,965

Vehicles and Equipment

Amounts include notes related to Company vehicles and various equipment lines. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 — 48 month periods. Interest rates on the individual notes range from fixed rate of 6% up to Prime plus 1.0%. The weighted average interest rate for these borrowings was 6.15% and 8.2% at June 30, 2008 and December 31, 2007, respectively.

Unsecured Debt — Related Party

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreements. As of June 30, 2008, the Company was in compliance with all covenants.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 8 — Long-Term Debt (continued)

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

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011.

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000 using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%). However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Seller Notes

In connection with the acquisition of Fire Quest, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note bears interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

In connection with the acquisition of PDI, the Company issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes are guaranteed by and secured by the assets of AUSA and Argyle and bear interest at 6% paid quarterly through December 2009. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012. From June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest. The aforementioned options to convert or extend the PDI Promissory Notes have resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of June 30, 2008. The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $20,000 as of June 30, 2008 and was reflected in other long term liabilities.

In connection with the acquisition of Com-Tec, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle, bears interest at 7% per year and will become due and payable on April 1, 2011.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 8 — Long-Term Debt (continued)

Line of Credit Facility

At June 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at June 30, 2008 was $9.9 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by AUSA. At June 30, 2008, the Company was in compliance with all covenants.

The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $2.1 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively.

Aggregate maturities required on all debt at June 30, 2008 are as follows (in thousand):

Year Ending December 31:
2008 (remaining six months)	$1,003
2009	2,518
2010	26,694
2011	2,518
2012	850
Thereafter	567
$34,150

Note 9 — Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. AUSA entered into a third lease on another property owned by the same partnership in June 2008. All three leases are triple net leases. A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the two aforementioned leases entered into prior to 2008 were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet. The Company reassessed these leases for proper classification under SFAS No. 13, Accounting for Leases, and determined they remain properly classified as capital leases.

The following is a summary of leased property, included in property and equipment, in the accompanying consolidated financial statements:

	June 30,	December 31,
Collateral	2008	2007
Buildings	$3,622	$1,888
Less - accumulated amortization	166	69
Net	$3,456	$1,819

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 9 — Capital Leases (continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments at June 30, 2008:

Year Ending December 31:
2008 (remaining six months)	$247
2009	493
2010	493
2011	493
2012	493
Thereafter	3,338
Future minimum lease payments	$5,557
Less - amount of minimum lease payments attributable to interest	1,887
Present value of net minimum lease payments	$3,670
Current portion of capitalized lease obligations	212
Long-term portion of capitalized lease obligations	3,458
$3,670

Note 10 — Commitments

AUSA leases office space and equipment under operating leases expiring through 2012. The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expands the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000.

As part of the PDI acquisition that occurred on January 4, 2008 the Company assumed the existing leases. The PDI leases are 4 year leases, for the two facilities that occupy a total of 42,000 square feet (26,000 square foot facility in Arizona and the 16,000 square foot facility in California) with aggregate monthly payments of $16,000. As part of the Com-Tec acquisition that occurred at January 31, 2008 the Company signed a new lease for the existing facility. The Com-Tec lease is a 5 year lease, for the 33,000 square foot facility, with aggregate monthly payments of $14,000 beginning in year 3 with the total rent expense being recognized on a straight line basis over the life of the lease.

Rental expense was $217,000 and $17,000 for the three months ended June 30, 2008 and 2007, respectively, and $540,000 and $33,000 for the six months ended June 30, 2008 and 2007, respectively. Rental expense was $89,000 and $163,000 for the three and six months ended June 30, 2007 (Predecessor), respectively.

Minimum rental commitments at June 30, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining six months)	$398
2009	546
2010	649
2011	552
2012	445
Thereafter	200
Total commitment outstanding	$2,790

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 11 — Self Insurance

AUSA and Com-Tec are self-insured to certain limits under its group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a maximum $0.9 million for AUSA and above $30,000 per employee up to a maximum of $2.0 million for Com-Tec. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $0.5 million at June 30, 2008 and $0.3 million at December 31, 2007. AUSA has had one individual that has met the stop-loss limit of $75,000 for 2008. Com-Tec has not had anyone meet the stop-loss limit for 2008.

Note 12 — Pre-initial Public Offering Financing and Public Offering

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

Note 13 — Common Stock Reserved for Issuance

As of June 30, 2008, 4,200,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 17 and 1,875,000 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 15. This includes the warrants that were issued in connection with the April 2007 notes to stockholders entitling the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 17). In 2008 the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holder to exercise options for a total of 100,000 shares of stock and 85,000 shares of restricted stock (see Note 17). Lastly, in April 2008 the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008 (see Note 15).

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 15 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. 18,750 shares of preferred stock are currently issued and outstanding.

 In April 2008, the Company issued 18,750 shares of $0.0001 par value Series A Convertible Preferred Stock pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock or 3% per annum and are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share.  Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitle to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock.  Series A Convertible Preferred Stock holders have no voting rights.

Note 16 — Agreement with Underwriters

In March 2007, the underwriters from the Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. This fee was charged against additional paid-in capital and was payable upon a successful business combination. Based on the redemption of 211,965 shares, $80,000 related to these waived underwriter fees were paid to redemptive stockholders. Upon closing of the purchase of ISI, Argyle paid approximately $1.4 million for services performed related to the Public Offering.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation (continued)

Underwriter Options

Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The units issuable upon exercise of these options are identical to those sold in the Public Offering. These options are exercisable at $8.80 per unit and expire January 24, 2011. The options to purchase up to 187,500 units and the Securities underlying such units were deemed compensation by the National Association of Securities Dealers (“NASD”) and were therefore subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation (continued)

Restricted Stock

On January 25, 2008, the Company granted an aggregate of 85,000 shares of the Company’s restricted common stock to certain of its executive officers and directors. Shares granted to the directors vested immediately and shares granted to the executive officers vest in three equal tranches on each of December 31, 2008, 2009 and 2010.

The following table summarizes the restricted stock activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Restricted Stock	Shares	Per Share	(Years)
Nonvested at December 31, 2007	110,000	$7.39
Granted	85,000	7.55
Vested	30,000	7.55
Forfeited	—	—
Nonvested at June 30, 2008	165,000	$7.44	2.50
Expected to vest at June 30, 2008	165,000	$7.44	2.50

During the three and six months ended June 30, 2008, the Company recognized $159,000 and $664,000, respectively, in compensation expense, net of tax benefit of $54,000 and $226,000, respectively, related to the Company’s issuance of restricted stock. As of June 30, 2008, there was $751,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Share Awards

On January 25, 2008, the Company granted an aggregate of 55,000 performance units to certain of its officers, subject to terms and conditions to be set forth in a performance unit agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010 if certain performance goals to be determined by the Board of Directors are achieved. The Company recognizes compensation expense on the performance share awards based on the fair value of the underlying common stock at the end of each quarter over the remaining vesting period. The final plan metrics for determination of the award was not approved by the Board of Directors until March 25, 2008. As a result, during the three months ended June 30, 2008, the Company recognized $70,000 of compensation expense related to the performance share awards. Additionally, no compensation expense was recognized during the year ended December 31, 2007.

The following table summarizes the performance unit activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Performance Units	Units	Per Unit	(Years)
Nonvested at December 31, 2007	115,000	$—
Granted	55,000	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2008	170,000	$—	2.50
Expected to vest at June 30, 2008	170,000	$—	2.50

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation (continued)

Incentive and Nonqualified Stock Options

On January 25, 2008, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock to various employees, of which all were ISO. The options have a strike price of $7.55 and vest in three equal tranches on each of December 31, 2008, 2009 and 2010.

The following table summarizes the stock option activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Exercise	Vesting	Average
	Number of	Price	Term	Intrinsic
Stock Options	Shares	Per Share	(Years)	Value
Outstanding at December 31, 2007	125,000	$7.89
Granted	100,000	7.55
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2008	225,000	$7.74	2.50	$—
Vested and expected to vest at June 30, 2008	225,000	$7.74	2.50	$—
Exercisable at June 30, 2008	—	$—	—	$—

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

During the three and six months ended June 30, 2008, the Company recognized $32,000 and $85,000, respectively, in compensation expense, net of tax benefit of $11,000 and $29,000, respectively, related to the Company’s stock options. As of June 30, 2008, there was $308,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Note 18 — Income Taxes

The provision for income taxes decreased $486,000 and $930,000 in the three months and six months ended June 30, 2008 compared to the same period in 2007. The decrease in income taxes was primarily due to the decrease in income before income taxes of $1,556,000 and $2,785,000. Our effective tax rate was 33.3% in the six months ended June 30, 2008 and 34.4% for the same period in 2007.

Note 19 — Related-Party Transactions

During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global to share certain expenses related to common office space in New York City, New York and administrative related expenses. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s presence to conduct its business. The Company has agreed to share expenses totaling $175,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the three and six months ended June 30, 2008, the Company recognized $44,000 and $88,000 in expenses related to this agreement. Sec-Tec Global is a wholly-owned subsidiary of Electronics Line 3000 to which the Company’s co-CEOs are stock holders and board members.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 19 — Related-Party Transactions (continued)

At June 30, 2008 and December 31, 2007, other receivables include $34,000 and $42,000, respectively, of receivables from related parties, all of which is attributable to AUSA. Amounts represent monies or other assets advanced to employees. Amounts have been paid on these receivables and management believes they are fully collectible.

The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Executive Officer and President of AUSA under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019, a new lease executed in June 2008 and all require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12 year terms and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the three and six months ended June 30, 2008, the Company made lease payments of $89,000 and $161,000, respectively under these leases. See Note 9 for the remaining payments due under these leases.

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. AUSA recorded contract revenue based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at June 30, 2008 and December 31, 2007 totaled $10.8 million and $10.9 million, respectively, which is disclosed as contract receivables - related party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $5.3 million and $12.2 million for the three and six months ended June 30, 2008. ISI*MCS, Ltd. revenues reported by the predecessor (ISI) were $7.4 million and $13.2 million for the three and six months ended June 30, 2007. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that have not been paid in full as of the closing of the merger. The merger agreement provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

Subsequent to July 31, 2007, AUSA will receive 100% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of June 30, 2008 totaled $6.6 million. All future contracts, bonded and un-bonded, will be contracted directly by AUSA without involvement by ISI*MCS, Ltd.

Unsecured Debt — Related Party

As part of the ISI merger transaction, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its original terms. The shareholder became a shareholder of Argyle as part of the merger and holds 486,237 shares of Argyle common stock as of July 31, 2007 and as such, became a related party. At June 30, 2008 and December 31, 2007, the remaining debt to the shareholder (see Note 8) totaled $11.2 million and $6.0 million, respectively.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 20 — Segment Information

The Company’s segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, management analyzes the various operating segments based on segment income before income taxes. During the first quarter of 2008, the Company changed its segment reporting to better align the Company’s recently acquired companies with its existing business units and its global and strategic direction.  This change resulted in ISI Detention and MCS Detention combining into the Corrections reportable segment and MCS Commercial into the Commercial reporting segment.  Segment information for the Predecessor for the three and six months ended June 30, 2007 has been restated to conform to current year presentation. The customers and long-lived assets of the reportable segments are in the United States.

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

Argyle Corrections consists of all of our businesses in the corrections sector including ISI, MCS as well as Com-Tec and PDI. Com-Tec and PDI were acquired in January 2008. This segment includes:

• ISI (also referred to historically as “ISI-Detention”) designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• MCS (also referred to historically as “MCS-Detention”) designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 20 — Segment Information (continued)

Summary Segment Information

		Predecessor (ISI)		Predecessor (ISI)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Industry Segment (in thousands)
Revenues:
Corrections	$28,843	$11,024	$58,881	$20,994
Commercial	7,663	6,762	15,222	15,645
Corporate	—	—	—	—
Eliminations	—	—	—	—
Total	$36,506	$17,786	$74,103	$36,639
Operating income (loss):
Corrections	$103	$889	$1,713	$1,687
Commercial	522	588	387	991
Corporate	(1,304)	—	(3,156)	—
Eliminations	—	—	—	—
Total	$(679)	$1,477	$(1,056)	$2,678
Capital expenditures:
Corrections	$2,356	$286	$3,151	$700
Commercial	191	109	312	229
Corporate	77	—	87	—
Total	$2,624	$395	$3,405	$929
Total assets:
Corrections	$98,377	$30,092	$98,377	$30,092
Commercial	5,942	5,118	5,942	5,118
Corporate	49,404	—	49,404	—
Eliminations	(34,206)	—	(34,206)	—
Total	$119,517	$35,210	$119,517	$35,210

Note 21 — Supplemental Disclosures of Cash Flow Information

	Six Months Ended		Six Months Ended
	March 31,	March 31,	March 31,
	2008	2007	2007
Cash paid for interest	$1,335	$—	$1,334
Cash paid for income taxes	520	—	—
Supplemental schedule of non-cash investing activities:
Accrual for transaction costs	426	—	—
Issuance of warrants associated with notes to related parties	—	93	—
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$6,765	$—	$—
Dividends accrued	86
Accrual of offering costs	302	93	—
Accrual of deferred interest	215	—	1,344
Execution of capital leases	1,734	—	—

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 22— Subsequent Events

On July 8, 2008, the AUSA Commercial segment executed an operating lease for a 9,255 square foot facility located in Denver, Colorado. The lease is expected to commence on August 22, 2008 and the term expires on September 30, 2013. The total amount of payments for the lease period is equal to $364,953 or approximately $7.89 per square foot.

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

Overview

Argyle Security, Inc. (“Argyle”) is a Delaware corporation that was incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination.  Argyle completed its initial public offering in January 2006.  As provided in its certificate of incorporation, Argyle was required, by July 30, 2007, to consummate a business combination or enter a letter of intent, agreement in principle or definitive agreement relating to a business combination, in which case Argyle would be allowed an additional six months to complete the transactions contemplated by such agreement.

On July 31, 2007, pursuant to the terms of a merger agreement, dated December 8, 2006, as amended on June 29, 2007 and July 11, 2007 (the “Merger Agreement”), Argyle acquired all of the assets and liabilities of ISI-Detention Contracting Group, Inc. (“ISI”), currently referred to as Argyle Security USA (“AUSA”).  As a result of the merger, ISI now referred to as AUSA became a wholly owned subsidiary of Argyle. AUSA is a provider of physical security solutions to commercial, governmental and correctional customers.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental, and correctional customers.  Argyle Security USA has two reporting segments, Argyle Corrections and Argyle Commercial Security.

“Argyle Corrections” consists of all of our businesses in the corrections sector including ISI, Metroplex Control Systems (“MCS”) as well as Com-Tec Security LLC (“Com-Tec”) and Peterson Detention, Inc. (“PDI”).  Com-Tec and PDI were acquired in January 2008.  This segment includes:

• ISI (also referred to historically as “ISI-Detention”) designs, engineers, supplies, installs, and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• MCS (also referred to historically as “MCS-Detention”) designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec is an industry leader in the custom design and manufacture of electronic security and communications systems.

“Argyle Commercial Security” focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only member of this group and is referred to historically as MCS-Commercial.

On January 1, 2008, MCFSA, Ltd. (“MCFSA”), all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis, including those related to revenue recognition based on the percentage-of-completion methodology, sales allowances, recognition of service sales revenues and the allowance for doubtful accounts. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

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

Allowance for Doubtful Accounts - Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over previous periods are compared on a percentage basis to the aggregate sales for the same periods. The resulting percentage is applied to the sales for year to date and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

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

Pro Forma and Adjusted Pro Forma Financial Information; Non-GAAP Presentation

Because we acquired ISI in July 2007 and Fire Quest, PDI and Com-Tec in January 2008, we do not believe a comparison of the results of operations and cash flows for the three and six months ended June 30, 2008 versus June 30, 2007 is beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the three and six months ended June 30, 2007 and June 30, 2008, we are presenting in management’s discussion and analysis section below in the pro forma and adjusted pro forma results of operations for the Company and the acquisitions for the three and six months ended June 30, 2008 and June 30, 2007 as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We derived the pro forma results and adjusted pro forma results of operations from (i) the unaudited consolidated financial statements of ISI for the three and six months ended June 30, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three and six months ended June 30, 2007, (iii) the unaudited financial statements of PDI for the three and six months ended June 30, 2007, (iv) the unaudited financial statements of Fire Quest for the three and six months ended June 30, 2007 and (v) the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007. We are presenting the pro forma and the adjusted pro forma information in order to provide, what we believe to be, a more meaningful comparison of our operating results with prior periods.

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

EBITDA is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. Additionally, we use EBITDA for internal performance measurements. EBITDA is not a recognized term under GAAP. Argyle and AUSA compute EBITDA using the same consistent method from quarter to quarter. EBITDA includes net income before interest, taxes, depreciation, and amortization. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Argyle Security, Inc

Adjusted Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$24,711	$10,730	$51,617	$22,536
Contract revenues - related party	5,282	7,365	12,225	13,166
Service and other revenues	6,513	3,836	11,979	9,402
Total revenues	36,506	21,931	75,821	45,104
Cost of revenues:
Contract costs	24,424	13,465	51,464	27,278
Service and other costs, excluding amortization of intangibles	4,742	2,611	9,012	6,942
Total cost of revenues	29,166	16,076	60,476	34,220
Gross profit	7,340	5,855	15,345	10,884
Operating expenses:
Salaries and related expense, including stock-based compensation of $191 and $749 for the three and six months 2008, respectively.	3,410	2,294	6,987	4,783
Consulting fees and outside services	637	311	1,586	606
Depreciation	598	289	1,060	591
Other general and administrative expenses	1,671	1,581	3,340	2,746
Amortization of intangible assets	—	—	—	—
Total operating expenses	6,316	4,475	12,973	8,726
Operating loss	1,024	1,380	2,372	2,158
Other income (expense):
Interest income	52	51	78	111
Interest expense	(854)	(916)	(1,698)	(1,757)
Total other income (expense)	(802)	(865)	(1,620)	(1,646)
Income (loss) before provision for income taxes	222	515	752	512
Provision (benefit) for income taxes	186	393	393	326
Net income (loss)	$36	$122	$359	$186
Deferred interest, net of taxes, subject to possible redemption	—	—	—	—
Dividends on convertible preferred stockholders	86	—	86	—
Net income (loss) allocable to holders of non-redeemable common stock	$(50)	$122	$273	$186

EBITDA Calculation:
Interest, net	802	865	1,620	1,646
Depreciation	626	334	1,116	680
Taxes, net	186	393	393	326
EBITDA	$1,650	$1,714	$3,488	$2,838

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	5,799,342	5,795,221	5,799,342
Diluted	5,799,342	7,061,764	6,641,411	7,021,839
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.01)	$0.02	$0.04	$0.03
Diluted	$(0.01)	$0.02	$0.04	$0.03

Below is a reconciliation of GAAP net income (loss) to pro forma net income (loss), adjusted pro forma net income (loss) and to pro forma EBITDA. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Reconciliation of GAAP Net Income to Pro Forma Net Income,

Adjusted Pro Forma Net Income and Pro Forma EBITDA

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
GAAP net income (loss)	$(1,020)	$50	$(1,754)	$101
Pro forma adjustments - addbacks (reductions)
Argyle salary expense (increase) for management team in 2007	—	(222)	—	(444)
Non-cash compensation expense (increase) for 2007	—	(141)	—	(283)
Depreciation expense (increase) on revalued assets in 2007	—	(80)	—	(158)
Amortization of intangible expense (increase) in cost of goods sold for 2008 and 2007	—	(1,274)	(37)	(2,564)
Amortization of intangible expense (increase) in operating expenses for 2008 and 2007	—	(426)	(21)	(868)
Reduction in rent expense	—	53	6	70
Interest income increase / (reduction) for 2008 and 2007	—	(330)	—	(654)
Interest expense (increase) / reduction for 2008 and 2007	—	1,151	(39)	1,398
Income / (loss) from predecessor - Argyle Security USA for 2007	—	(619)	—	(496)
Income / (loss) from predecessor - Firequest for 2007	—	80	—	160
Income / (loss) from predecessor - PDI for 2007	—	157	—	313
Income / (loss) from predecessor - Com-Tec for January 2008 and 2007	—	190	44	152
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	—	480	32	1,331
Pro forma net income (loss)	$(1,020)	$(931)	$(1,769)	$(1,942)
Amortization of intangible expense in cost of goods sold for 2008 and 2007	1,276	1,274	2,565	2,564
Amortization of intangible expense in operating expenses for 2008 and 2007	427	426	868	868
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	(647)	(647)	(1,305)	(1,304)
Adjusted pro forma net income (loss)	$36	$122	$359	$186
Interest, net	802	865	1,620	1,646
Depreciation expense	626	334	1,116	680
Taxes, net	186	393	393	326
Pro forma EBITDA	$1,650	$1,714	$3,488	$2,838

Below is a table of adjusted pro forma revenues, cost of sales, and gross margins for the three months ended June 30, 2008 and 2007.

Adjusted Pro Forma Segment P&L

(unaudited)

(in thousands)

	Three Months June 30, 2008			Three Months June 30, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$24,510	$5,483	$29,993	$12,976	$5,119	$18,095	88.9%	7.1%	65.8%
Service and other revenues	4,332	2,181	6,513	1,915	1,921	3,836	126.2%	13.5%	69.8%
Total net revenues	$28,842	$7,664	$36,506	$14,891	$7,040	$21,931	93.7%	8.9%	66.5%
% of total	79.0%	21.0%		68%	32%
Cost of revenues
Contract costs / contract costs - related party	$20,232	$4,192	$24,424	$9,457	$4,008	$13,465	113.9%	4.6%	81.4%
Service and other costs	3,336	1,406	4,742	1,349	1,262	2,611	147.3%	11.4%	81.6%
Total cost of revenues	$23,568	$5,598	$29,166	$10,806	$5,270	$16,076	118.1%	6.2%	81.4%
Gross margin
Contract margins / contract margins - related party	$4,278	$1,291	$5,569	$3,519	$1,111	$4,630	21.6%	16.2%	20.3%
Service and other margins	996	775	1,771	566	659	1,225	-76.0%	17.6%	44.6%
Total gross margin	$5,274	$2,066	$7,340	$4,085	$1,770	$5,855	29.1%	16.7%	25.4%
Gross margin percentage
Contract revenues / contract revenues - related party	17.5%	23.5%	18.6%	27.1%	21.7%	25.6%	-35.4%	8.3%	-27.3%
Service and other revenues	23.0%	35.5%	27.2%	29.6%	34.3%	31.9%	22.3%	3.5%	-14.7%
Total gross margin percentage	18.3%	27.0%	20.1%	27.4%	25.1%	26.7%	-33.2%	7.6%	-24.7%

For the three months ended June 30, 2008, Argyle Corrections revenues increased by 93.7% of total Company revenues from the same period in 2007. Argyle Commercial Security’s revenues rose by 8.9%.  The total Company margin decrease from 26.7% to 20.1% was directly attributable to the decreased margins in Argyle Corrections (decreased 33.2%) while the Argyle Commercial Security’s margins increased by 7.6% over the same period.

According to the Rose Report, the corrections market grew by 45% from 2006 to 2007 and is estimated an additional 48% growth in 2008.  Argyle Corrections captured additional market share due to its repeat customers.  This capture rate enabled Argyle Corrections to enjoy revenue growth.  However, although the Argyle Corrections enjoyed an increase in revenues during the three months ended June 30, 2008, gross margins eroded largely as a result of the inability to adequately staff a number of projects brought in during 2007.  Initially, a lack of experience (of our existing workforce and newly hired workforce) resulted in a large learning curve to become efficient in our operations. The need to properly train our workforce resulted in a high level of inefficiencies that caused greater labor hours to be utilized which were not initially accounted for in the projected project budget. Management believes that the increased number of trained workers will likely improve management’s ability to continue to reduce the erosion of gross margin on our projects.  Argyle Commercial Security has increased its gross margin relative to the results in 2007 primarily as a result of controlling project costs during 2008.  This transition is a result of continued training of project managers and installers along with the continual updating of our estimating tools to more adequately project the labor needs and timing required for project completion.

Below is a table of adjusted pro forma revenues, cost of sales, and gross margins for the six months ended June 30, 2008 and 2007.

Adjusted Pro Forma Segment P&L

(unaudited)

(in thousands)

	Six Months June 30, 2008			Six Months June 30, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$52,761	$11,081	$63,842	$25,077	$10,625	$35,702	110.4%	4.3%	78.8%
Service and other revenues	7,838	4,141	11,979	3,828	5,574	9,402	104.8%	-25.7%	27.4%
Total net revenues	$60,599	$15,222	$75,821	$28,905	$16,199	$45,104	109.6%	-6.0%	68.1%
% of total	79.9%	20.1%		64.1%	35.9%
Cost of revenues
Contract costs / contract costs - related party	$42,827	$8,637	$51,464	$18,729	$8,549	$27,278	128.7%	1.0%	88.7%
Service and other costs	5,956	3,056	9,012	2,688	4,254	6,942	121.6%	-28.2%	29.8%
Total cost of revenues	$48,783	$11,693	$60,476	$21,417	$12,803	$34,220	127.8%	-8.7%	76.7%
Gross margin
Contract margins / contract margins - related party	$9,934	$2,444	$12,378	$6,348	$2,076	$8,424	56.5%	17.7%	46.9%
Service and other margins	1,882	1,085	2,967	1,140	1,320	2,460	-65.1%	-17.8%	20.6%
Total gross margin	$11,816	$3,529	$15,345	$7,488	$3,396	$10,884	57.8%	3.9%	41.0%
Gross margin percentage
Contract revenues / contract revenues - related party	18.8%	22.1%	19.4%	25.3%	19.5%	23.6%	-25.7%	13.3%	-17.8%
Service and other revenues	24.0%	26.2%	24.8%	29.8%	23.7%	26.2%	19.5%	10.5%	-5.3%
Total gross margin percentage	19.5%	23.2%	20.2%	25.9%	21.0%	24.1%	-24.7%	10.5%	-16.2%

For the six months ended June 30, 2008, Argyle Corrections revenues increased by 109.6% of total Company revenues from the same period in 2007. Argyle Commercial Security’s segment revenues fell by 6.0%, but when a single $1.8 million service revenue transaction in 2007 is excluded, the growth for the same period was 5.7%.  The total Company margin decrease from 24.1% to 20.2% was directly attributable to the decreased margins in the Argyle Corrections (decreased 24.7%) while Argyle Commercial Security’s margins increased by 10.5% over the same period.

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

This is our fourth quarter of reportable revenues.  Prior to our acquisition of AUSA, we had no revenues.

Cost of Revenues

Cost of revenues consists of the direct costs to complete a fixed-price contract and includes variable costs related to the project, such as material, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, truck expenses utilized on those projects and cell phones of the personnel while they are on those projects. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues

This is our fourth quarter of reportable revenues. Prior to our acquisition of AUSA, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the three months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Revenue
	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Year to Year Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract revenues	$24,711	67.7%	$10,730	48.9%	$13,981	130.3%
Contract revenues - related party	5,282	14.5%	7,365	33.6%	(2,083)	-28.3%
Service and other revenues	6,513	17.8%	3,836	17.5%	2,677	69.8%
Total revenues	$36,506	100.0%	$21,931	100.0%	$14,575	66.5%

On a pro forma basis, the Company had revenues of $36.5 million (including related party revenue of $5.3 million) and $21.9 million (including related party revenue of $7.4 million) for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $14.6 million or 66.5%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of its market. Year over year service revenues (when excluding other revenues from manufacturing) have increased by $1.5 million for the three months ended June 30, 2008 versus 2007. On a pro forma basis other revenues from manufacturing were $3.8 million and $1.9 million for the three months ended June 30, 2008 and 2007.  The Company has focused on building its service revenue base by adding salespeople and improving performance to retain more customers and to increase service revenues.

The pro forma revenue mix was 82.2% contract revenues and 17.8% service and other revenues for the three months ended June 30, 2008 compared to 82.5% and 17.5%, respectively, for the corresponding period in 2007.

In the last three years the entire corrections and commercial security markets have been growing, which has been a factor in the Company’s success.  Should these markets continue to grow, the Company with its strong market position should continue to see increasing revenue opportunities.   Since January 2008, the Company has been implementing plans to increase revenues.  Some of the expected increases will be derived from the marketing of packaged products from the portfolios of the companies Argyle acquired in January 2008.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned by Sam Youngblood, President of AUSA, and by Don Carr, President of AUSA – Corrections).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work was for third party customers of ISI*MCS that required bonded contracts.  Since the acquisition of ISI by Argyle, ISI*MCS no longer provides bonding and subcontract work to ISI (now referred to AUSA).  AUSA has secured its own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third party customers.  After the merger, the amount of “Revenues - related party” will continue to decrease as the contracts with ISI*MCS outstanding at the time of the merger are completed.

Cost of Revenues

This has been our fourth quarter of reportable cost of revenues. Prior to our acquisition of AUSA, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table reconciles adjusted pro forma cost of revenues to pro forma cost of revenues for the three months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenue
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract costs	$24,424	66.9%	$13,465	61.4%	$10,959	81.4%
Service and other costs, excluding amortization of intangibles	4,742	13.0%	2,611	11.9%	2,131	81.6%
Adjusted pro forma total cost of revenues	29,166	79.9%	16,076	73.3%	13,090	81.4%
Amortization of intangibles	1,276	3.5%	1,274	5.8%	—	0.0%
Pro forma cost of revenues, including amortization of intangibles	$30,442	83.4%	$17,350	79.1%	$13,090	75.4%

On a pro forma basis, cost of revenues increased by $13.1 million, or 75.4%, to $30.4 million for the three months ended June 30, 2008, compared to $17.3 million for the corresponding period in 2007. On an adjusted pro forma basis, cost of revenues increased by $13.1 million, or 81.4%, to $29.2 million for the three months ended June 30, 2008, compared to $16.1 million for the corresponding period in 2007. The increase in cost of revenues resulted from AUSA working on a greater number of projects in 2008 than in 2007.  The percentage of cost of revenues has increased in 2008 due to a large number of projects that were completed in the final month of the quarter.  Due to limited resources and the inability to delay the work until the following quarter month, the Company incurred higher travel, overtime and contracting expenses to complete the work.

The amortization of acquired backlog has been allocated to cost of revenues. The impact of this amortization (which was excluded from adjusted pro forma cost of revenues) for the three months ended June 30, 2008 was $1.3 million.

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

Gross Margin

This has been our fourth quarter of reportable gross margin. Prior to our acquisition of AUSA, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table reconciles adjusted pro forma gross margin to pro forma gross margin for the three months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma gross margin	$7,340	20.1%	$5,855	26.7%	$1,485	25.4%
Amortization of intangibles	(1,276)	-3.5%	(1,274)	-5.8%	(2)	0.2%
Pro forma gross margin	$6,064	16.6%	$4,581	20.9%	$1,483	32.4%

On a pro forma basis for the three months ended June 30, 2008, there was gross margin of $6.1 million compared to a gross margin of $4.6 million for the corresponding period in 2007. On an adjusted pro forma basis for the three months ended June 30, 2008, there was gross margin of $7.3 million compared to a gross margin of $5.9 million for the corresponding period in 2007.  The proforma gross margin fell from 26.7% to 20.1% and the adjusted pro forma gross margin fell from 20.9% to 16.6% due to cost of sales increases as previously discussed.

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the three months ended June 30, 2008 and 2007.

Operating Expenses

Operating expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  Operating expenses increased to $6.7 million for the three months ended June 30, 2008, compared to $0.2 million for the corresponding period in 2007. Substantially all of the expense increase is attributed to the acquisitions of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest in the quarter ended March 31, 2008.

Adjusted Pro Forma Operating Expenses

The following table reconciles adjusted pro forma operating expenses to pro forma operating expenses for the three months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma total operating expenses	$6,318	17.3%	$4,511	20.6%	$1,807	40.1%
Amortization of intangible assets	427	1.2%	426	1.9%	1	0.2%
Pro forma total operating expenses	$6,745	18.5%	$4,937	22.5%	$1,808	36.6%

On a pro forma basis, operating expenses increased $1.8 million, or 36.6% to $6.7 million for the three months ended June 30, 2008, from $4.9 million for the corresponding period in 2007. On an adjusted pro forma basis, operating expenses increased $1.8 million, or 40.1% to $6.3 million for the three months ended June 30, 2008 from $4.5 million for the corresponding period in 2007. The increase is primarily due to additional expenses needed to support the increased number of projects on which AUSA is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The increase in operating expenses is attributable to the increase in accounting personnel required in migrating from a privately held company to a public company.  In addition to the reporting requirements of a public company, the growth in revenue and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased cost associated with a public company included legal fees along with external accounting and consulting fees.

Additionally, $191,000 in non-cash compensation expense related to restricted stock grants and employee stock options was included in the operating expenses for the quarter ended June 30, 2008 and $142,000 for the same period in 2007. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest in the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from pro forma operating expenses, was $0.4 million.

Other Income / Expense

Prior to July 2007, total other income/expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest expense represents interest on our line of credit, unsecured subordinated debt, and notes issued in January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the three months ended June 30, 2008 was an expense of ($0.8) million compared to income of $0.3 million for the corresponding period in 2007.

Pro Forma Other Income / Expense

The following table presents pro forma interest and other income for the three months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Interest income	$52	0.1%	$51	0.2%	$1	2.0%
Interest expense	(854)	-2.3%	(916)	-4.2%	62	-6.8%
Total other income (expense)	$(802)	-2.2%	$(865)	-3.9%	$63	-7.3%

Pro forma net other income for the three months ended June 30, 2008 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.  Pro forma interest expense decreased to ($0.8) million for the three months ended June 30, 2008 from ($0.9) million for the corresponding period in 2007.  Pro forma interest expense for the three months ended June 30, 2008 and 2007 mainly represents interest on our line of credit, unsecured subordinated debt, and our notes issued in January 2008 for the acquisitions of Com-Tec, PDI and Fire Quest.

Net Income / (Loss)

For the three months ended June 30, 2008, we had net loss of ($1.0) million compared to a net income of $50,000 for the corresponding period in 2007.  Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

Adjusted Pro Forma Net Income (Loss)

The following table reconciles adjusted pro forma net income (loss) to pro forma net income / (loss) for the three months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Net Income (Loss)
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma net income (loss)	$1,317	3.6%	$100	0.5%	$1,217	1217.0%
Amortization of intangible assets	(1,703)	-4.7%	(1,700)	-7.8%	(3)	0.2%
Taxes, net	(656)	-1.8%	(658)	-3.0%	2	-0.3%
Total pro forma net income (loss)	$(1,042)	-2.9%	$(2,258)	-10.3%	$1,216	-53.9%

For the three months ended June 30, 2008, we had a pro forma net loss of ($1.0) million compared to a pro forma net loss of ($2.3) million for the corresponding period in 2007.  For the three months ended June 30, 2008, we had an adjusted pro forma net income of $1.3 million compared to an adjusted pro forma net income of $100,000 for the corresponding period in 2007. Our only source of income prior to the consummation of our initial business combination with AUSA was interest earned on the funds held in a trust account.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Pro Forma EBITDA
	Three Months Ended		Three Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount %
Pro forma EBITDA	$1,648	4.5%	$1,678	7.7%	$(30)	-1.8%

Pro forma EBITDA decreased by $30,000 to $1.6 million in the three months ended June 30, 2008, compared to $1.7 million in the corresponding period in 2007. The EBITDA margin decreased to 4.5% from 7.7% in the corresponding period in 2007.   The June 30, 2008 EBITDA includes $191,000 in non-cash compensation expense related to restricted stock grants and employee stock options for that period compared to $142,000 for the same period in 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenues

This is our fourth quarter of reportable revenues. Prior to our acquisition of AUSA, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the six months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Revenue
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract revenues	$51,617	68.1%	$22,536	50.0%	$29,081	129.0%
Contract revenues - related party	12,225	16.1%	13,166	29.2%	(941)	-7.1%
Service and other revenues	11,979	15.8%	9,402	20.8%	2,577	27.4%
Total revenues	$75,821	100.0%	$45,104	100.0%	$30,717	68.1%

On a pro forma basis, the Company had revenues of $75.8 million (including related party revenue of $12.2 million) and $45.1 million (including related party revenue of $13.2 million) for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $30.7 million or 68.1%. The significant increase in contract revenues is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of its market. Year over year service revenues (when excluding other revenues from manufacturing) have decreased by ($0.7) million for the six months ended June 30, 2008 versus 2007.  There is such a significant decrease because we had an unusually large $1.8 million service revenue contract recognized in the same period 2007.  When excluding the $1.8 million opportunity in the quarter-ended June 30, 2007 service and other sales actually increased by $1.1 million or 28.9% over the same period.  On a pro forma basis other revenues from manufacturing were $7.0 million and $3.8 million for the six months ended June 30, 2008 and 2007.  The Company has focused on building its service revenue base by adding salespeople and improving performance to retain more customers and to the increase service revenues.

The pro forma revenue mix was 84.2% contract revenues and 15.8% service and other revenues for the six months ended June 30, 2008 compared to 79.2% and 20.8%, respectively, for the corresponding period in 2007.

In the last three years the entire corrections and commercial security markets have been growing, which has been a factor in the Company’s success.  Should these markets continue to grow, the Company, with its strong market position, should continue to see increasing revenue opportunities.   Since January 2008, the Company has been implementing plans to increase revenues through the marketing of packaged products from the portfolios of the companies Argyle acquired in January 2008.

As used in this analysis, “related party” revenue is that revenue that is generated by work sub-contracted from ISI*MCS (an entity owned by Sam Youngblood, President of AUSA, and by Don Carr, President of AUSA – Corrections).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The sub-contracted work was for third party customers of ISI*MCS that required bonded contracts.  After the acquisition of ISI by Argyle, ISI*MCS no longer provided bonding and subcontract work to ISI now referred to AUSA in 2008.  AUSA has secured its own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third party customers.  After the merger, the amount of “Revenues - related party” will continue to decrease as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

Cost of Revenues

This has been our fourth quarter of reportable cost of revenues. Prior to our acquisition of AUSA, we had no cost of revenues.

Adjusted Pro Forma Cost of Revenues

The following table reconciles adjusted pro forma cost of revenues to pro forma cost of revenues for the six months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenue
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract costs	$51,464	67.9%	$27,278	60.5%	$24,186	88.7%
Service and other costs, excluding						0.0%
amortization of intangibles	9,012	11.9%	6,942	15.4%	2,070	29.8%
Adjusted pro forma total cost of revenues	60,476	79.8%	34,220	75.9%	26,256	76.7%
Amortization of intangibles	2,565	3.4%	2,564	5.7%	—	0.0%
Pro forma cost of revenues, including amortization of intangibles	$63,041	83.1%	$36,784	81.6%	$26,256	71.4%

On a pro forma basis, cost of revenues increased by $26.3 million, or 71.4%, to $63.0 million for the six months ended June 30, 2008, compared to $36.7 million for the corresponding period in 2007.  On an adjusted pro forma basis, cost of revenues increased by $26.3 million, or 76.7%, to $60.5 million for the six months ended June 30, 2008, compared to $34.2 million for the corresponding period in 2007. The increase in cost of revenues resulted from AUSA working on a greater number of projects in 2008 than in 2007. The percentage of cost of revenues has increased in 2008 due to a large number of projects that were completed in the final month of the quarter.  Due to limited resources and the inability to delay the work until the following quarter month, the Company incurred higher travel, overtime and contracting expenses to complete the work.

The amortization of acquired backlog has been allocated to cost of revenues. The impact of this amortization (which was excluded from adjusted pro forma cost of revenues) for the six months ended June 30, 2008 was $2.5 million.

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

Gross Margin

This has been our fourth quarter of reportable gross margin. Prior to our acquisition of AUSA, we had no gross margin.

Adjusted Pro Forma Gross Margin

The following table reconciles adjusted pro forma gross margin to pro forma gross margin for the six months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma gross margin	$15,345	20.2%	$10,884	24.1%	$4,461	41.0%
Amortization of intangibles	(2,565)	-3.4%	(2,564)	-5.7%	(1)	0.0%
Pro forma gross margin	$12,780	16.9%	$8,320	18.4%	$4,460	53.6%

On a pro forma basis for the six months ended June 30, 2008, there was gross margin of $12.8 million compared to a gross margin of $8.3 million for the corresponding period in 2007. On an adjusted pro forma basis for the six months ended June 30, 2008, there was gross margin of $15.3 million compared to a gross margin of $10.8 million for the corresponding period in 2007. The proforma gross margin fell from 18.4% to 16.9% and the adjusted pro forma gross margin fell from 24.1% to 20.2% due to cost of sales increases as previously discussed.

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the six months ended June 30, 2008 and 2007.

Operating Expenses

Operating expenses consist primarily of salaries and benefits for selling and administrative personnel, including human resources, executive, finance, and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  Operating expenses increased to $13.5 million for the six months ended June 30, 2008, compared to $0.5 million for the corresponding period in 2007. Substantially all of the expense increase is attributed to the acquisitions of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest in the quarter ended March 31, 2008.

Adjusted Pro Forma Operating Expenses

The following table reconciles adjusted pro forma operating expenses to pro forma operating expenses for the six months ended June 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma total operating expenses	$12,973	17.1%	$8,762	19.4%	$4,211	48.1%
Amortization of intangible assets	869	1.1%	868	1.9%	1	0.1%
Pro forma total operating expenses	$13,842	18.3%	$9,630	21.4%	$4,212	43.7%

On a pro forma basis, operating expenses increased $4.2 million, or 43.7% to $13.8 million for the six months ended June 30, 2008 from $9.6 million for the corresponding period in 2007. On an adjusted pro forma basis, operating expenses increased $4.2 million, or 48.1% to $13.0 million for the six months ended June 30, 2008 from $8.8 million for the corresponding period in 2007. The increase is primarily due to additional expenses needed to support the increased number of projects on which AUSA is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The increase in operating expenses is attributable to the increase in accounting personnel required in migrating from a privately held company to a public company.  In addition to the reporting requirements of a public company, the growth in revenue and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased cost associated with a public company included legal fees along with external accounting and consulting fees.

Additionally, $0.7 million in non-cash compensation expense related to restricted stock grants and employee stock options was included in the operating expenses for the six months ended June 30, 2008 and $0.3 million for the same period in 2007. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest in the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from pro forma operating expenses, was $0.9 million.

Other Income / Expense

Prior to July 2007, total other income/expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest expense represents interest on our line of credit, unsecured subordinated debt, and notes issued in January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the six months ended June 30, 2008 was an expense of ($1.6) million compared to income of $0.7 million for the corresponding period in 2007.

Pro Forma Other Income / Expense

The following table presents pro forma interest and other income for the six months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Interest income	$78	0.1%	$111	0.2%	$(33)	-29.7%
Interest expense	(1,698)	-2.2%	(1,757)	-3.9%	59	-3.4%
Total other income (expense)	$(1,620)	-2.1%	$(1,646)	-3.6%	$26	-1.6%

Pro forma net other income for the six months ended June 30, 2008 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.  Pro forma interest expense decreased to ($1.7) million for the six months ended June 30, 2008 from ($1.8) million for the corresponding period in 2007.  Pro forma interest expense for the six months ended June 30, 2008 and 2007 mainly represents interest on our line of credit, unsecured subordinated debt, and our notes issued in January 2008 for the acquisitions of Com-Tec, PDI and Fire Quest.

Net Income / (Loss)

For the six months ended June 30, 2008, we had net loss of ($1.8) million compared to a net income of $101,000 for the corresponding period in 2007. The results of operations for the six months ended June 30, 2008 include the results of operations for AUSA, Fire Quest and PDI from January 1, 2008 and the results of operations of Com-Tec from February 1, 2008. Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

Adjusted Pro Forma Net Income (Loss)

The following table reconciles adjusted pro forma net income (loss) to pro forma net income / (loss) for the six months ended June 30, 2008 and 2007 (in thousands):

	Pro Forma Net Income (Loss)
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma net income (loss)	$1,642	2.2%	$164	0.4%	$1,478	901.2%
Amortization of intangible assets	(3,434)	-4.5%	(3,432)	-7.6%	(2)	0.1%
Taxes, net	—	0.0%	—	0.0%	—	0.0%
Total pro forma net income (loss)	$(1,792)	-2.4%	$(3,268)	-7.2%	$1,476	-45.2%

For the six months ended June 30, 2008, we had a pro forma net loss of ($1.8) million compared to a pro forma net loss of ($3.3) million for the corresponding period in 2007. For the six months ended June 30, 2008, we had an adjusted pro forma net income of $1.6 million compared to an adjusted pro forma net income of $164,000 for the corresponding period in 2007. Our only source of income prior to the consummation of our initial business combination with AUSA was interest earned on the funds held in a trust account.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Pro forma EBITDA
	Six Months Ended		Six Months Ended		Year to Year
	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount %
Pro forma EBITDA	$3,488	4.6%	$2,802	6.2%	$686	24.5%

Pro forma EBITDA rose by $0.7 million to $3.5 million in the six months ended June 30, 2008, compared to $2.8 million in the corresponding period in 2007. The EBITDA margin decreased to 4.6% from 6.2% in the corresponding period in 2007.   The June 30, 2008 EBITDA includes $0.7 million in non-cash compensation expense related to restricted stock grants and employee stock options for that period compared to $0.3 million for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $13.8 million in cash and cash equivalents.

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

In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.   The only circumstance other than the date which would trigger release of shares would be a liquidation of the Company or the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On April 16, 2007, Argyle’s officers and directors, an affiliate of Bob Marbut, Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock at an exercise price of $5.50 per share. The promissory notes were repaid in full plus accrued interest in August 2007.

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

Additionally, Argyle incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb & Loeb LLP of $0.5 million, $0.6 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.3 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million incurred by ISI (related primarily to attorney, brokerage and accounting fees).

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

In April 2008, Argyle completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to two accredited investors and received gross proceeds of $15.0 million. Rodman & Renshaw, LLC, a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc., served as the exclusive placement agent for the offering and received $900,000 and 112,500 warrants to purchase an aggregate of up to 112,500 shares of Argyle’s common stock; exercisable at $8.00 per share, as a placement fee.

 Working Capital

Our primary liquidity needs are for financing AUSA’s working capital (including premiums and fees incurred in connection with bid and performance bonds) and the purchase of computers and related equipment. The nature of its business and operations as a detention contractor causes cash flow from operations to be highly volatile. Its large construction contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts. AUSA has in place a $12.0 million credit facility to allow it to manage its working capital requirements.

At June 30, 2008, we had current assets of $68.2 million and current liabilities of $29.7 million resulting in a working capital surplus of approximately $38.5 million compared to a surplus of $20.0 million at December 31, 2007.

Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

	June 30,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$168	$190
Unsecured debt - related party	11,167	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,765	—
Line of credit and acquisition line	14,125	7,979
	$34,150	$16,046
Less - current maturities	2,400	81
Long term debt	$31,750	$15,965

Vehicles and Equipment

Amounts include notes related to Company vehicles and various equipment lines. Vehicle and equipment notes are staggered in regards to their maturity, each amortizing over 36 – 48 month periods.  Interest rates on the individual notes range from fixed rate of 6% up to Prime plus 1.0%. The weighted average interest rate for these borrowings was 6.15% and 8.2% at June 30, 2008 and December 31, 2007, respectively.

Unsecured Debt — Related Party

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007.  All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest at 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2010. There are both financial and restrictive covenants associated with the note agreements.  As of June 30, 2008, the Company was in compliance with all covenants.

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

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011.

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000 using an expected life of 2 years, volatility of 2.39%, and a risk-free rate of 5%). However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Seller Notes

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note bears interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.

In connection with the PDI acquisition, the Company issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes are guaranteed by and secured by the assets of AUSA and Argyle and bear interest at 6% paid quarterly through December 2009.  After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  From June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes have resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of June 30, 2008.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuation of these derivatives held a value of $20,000 as of June 30, 2008.

In connection with the Com-Tec acquisition, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle Security, Inc., bears interest at 7% per year and will become due and payable on April 1, 2011.

Line of Credit Facility

At June 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at June 30, 2008 was $9.9 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At June 30, 2008, the Company was in compliance with all covenants.

The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $2.1 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively.

Aggregate maturities required on all debt at June 30, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining six months)	$1,003
2009	2,518
2010	26,694
2011	2,518
2012	850
Thereafter	567
$34,150

Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. AUSA entered into a third lease on another property owned by the same partnership in June 2008.  All three leases are triple net leases. A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance, and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet.

Commitments

AUSA leases office space and equipment under operating leases expiring through 2012.   The corporate office lease space of Argyle expired as of July 31, 2007 and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expands the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000.

As part of the acquisition of PDI on January 4, 2008, the Company assumed PDI’s existing leases.  The PDI leases are 4 year leases, for the two facilities that occupy a total of 42,000 square feet (26,000 square foot facility in Arizona and the 16,000 square foot facility in California) with aggregate monthly payments of $16,000.   As part of the Com-Tec acquisition that occurred at January 31, 2008 the Company signed a new lease for the existing facility.  The Com-Tec lease is a 5 year lease, for the 33,000 square foot facility, with aggregate monthly payments of $14,000 beginning in year 3 with the total rent expense being recognized on a straight line basis over the life of the lease.

Rental expense was $217,000 and $17,000 for the three months ended June 30, 2008 and 2007, respectively, and $540,000 and $33,000 for the six months ended June 30, 2008 and 2007, respectively.  Rental expense was $89,000 and $163,000 for the three and six months ended June 30, 2007 (Predecessor), respectively.

August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Aggregate amounts at June 30, 2008 are as follows (in thousands):

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$34,150	$1,003	$29,212	$3,368	$567
Capital Lease Obligations	5,557	247	986	986	3,338
Operating Lease Obligations	2,790	398	1,195	997	200
Interest on Long Term Debt Obligations	7,952	3,072	3,931	949	—
Total	$50,449	$4,720	$35,324	$6,300	$4,105

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

At June 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The outstanding balance on the credit facility and the acquisition loan facility at June 30, 2008 was $9.9 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.

Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $163,000 based on the total credit available to Argyle.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our co-Chief Executive Officers, Chief Financial Officer and Corporate Controller. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management has excluded ISI, PDI, Com-Tec, and Fire Quest which was integrated into Argyle Commercial Security from its assessment of internal control over financial reporting as of June 30, 2008.  ISI was acquired on July 31, 2007, Fire Quest was acquired on January 1, 2008, PDI was acquired on January 4, 2008, and Com-Tec was acquired on January 31, 2008. Argyle was a shell company when it acquired ISI and each of PDI, Fire Quest and Com-Tec would be considered significant subsidiaries of Argyle.

Changes in Internal Control over Financial Reporting

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

Our customer base and revenues are concentrated among a limited number of customers and the loss of any one of these customers could significantly reduce our revenues.  During the three and six months ended June 30, 2008, revenue from our top three customers, which were all from Argyle Corrections, represented 26% and 33%, respectively, of our total revenues.  During the three months ended June 30, 2008, we had revenues from our top two customers, which were all from Argyle Corrections, which represented 11% and 9% of our total revenues.  During the six months ended June 30, 2008, we had revenues from our top two customers, which were all from Argyle Corrections, which represented 15% and 9% of our total revenues.  These concentrations are down from the three months ended March 31, 2008 when the top three customers represented 42% of our total revenues.

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

Performance and payment bonds are an important component of our business, because many customers require that performance and payment bonds be delivered to the customer before the customer will enter into a contract. Approximately 39% of contract revenues and 35% of overall company revenues for 2007 were generated by “bonded” contracts (contracts that require performance and payment bonds), and approximately 37% of AUSA revenues in the past three years have been derived from bonded contracts.

From 2004 through the acquisition of ISI in July 2007, bonding capacity had been made available to ISI through ISI*MCS, an entity created and owned by the Chief Executive Officer and President of ISI, Sam Youngblood and Don Carr, respectively. Since the consummation of the acquisition of ISI, ISI*MCS has not provided any new bonded contracts for ISI or Argyle.  Subject to the final determination by a bonding company, we believe that sufficient new bonding capacity to address the total expected business in 2008 will be available to us because in April 2008 we closed a private placement of our Series A Convertible Preferred Stock for gross proceeds of $15.0 million. However, if we are unable to secure increasing lines of bonding capacity, then we will not be able to enter into contracts that require such bonds. This would significantly reduce our expected sales and reduce the level of our future financial performance. Some of the additional factors that might cause AUSA to be unable to obtain such bonds include, but are not limited to, unacceptably high premium rates for such bonds, the unavailability of bonding capacity at an acceptable cost from a bonding company with an acceptable financial rating, or the collateral/financial requirements of the bonding company. Such requirements are generally intended to provide liquidity to a bonding company should it become obligated to pay a claim. These requirements can include minimum cash reserves, letters of credit for the benefit of the bonding company and other irrevocable commitments of working capital that are unacceptably high. In addition, because ISI*MCS no longer has a relationship with us, we no longer have the benefit of a long-standing relationship with a bonding company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2008, we held our annual meeting of stockholders.  Two matters were presented to our stockholders at the meeting:

1.               The election of two directors to serve for a three-year term expiring at our 2011 annual meeting of stockholders, and

2.               The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

At the annual meeting, Lloyd Campbell and John Smith were re-elected to our Board of Directors and the appointment of Ernst & Young LLP was ratified.  The below table contains information with respect to members of our Board of Directors who were not up for election at this meeting and when their terms expire:

Name	Current Board Term Expires

Bob Marbut	2010

Ron Chaimovski	2010

Gen. Wesley Clark	2009

Walter Klein	2009

The following tables contain information relating to the voting at the annual meeting:

In the vote for the election of directors:

Name	Votes For	Votes Withheld
John Smith	4,632,918	350
Lloyd Campbell	4,632,918	350

In the vote for the ratification of the appointment of Ernst & Young:

Votes For	Votes Against	Abstentions	Broker Non-votes
4,632,918	350	0	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated August 14, 2008 announcing Argyle Security Inc.’s Second Quarter 2008 financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC

August 14, 2008	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ Donald F. Neville
Donald F. Neville
Chief Financial Officer (Principal Financial Officer)

August 14, 2008	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)