Form 10-Q
period 2008-09-30
ARGYLE SECURITY, INC.
filed 2008-11-14
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 5,969,342, shares of the Registrant’s common stock issued and outstanding as of November 14, 2008.

Argyle Security, Inc. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGYLE SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,054	$3,556
Restricted cash	2,521	—
Receivables:
Contract – net of allowance for doubtful accounts of $1,445 and $975 at September 30, 2008 and December 31, 2007, respectively	28,915	14,459
Contract receivables – related party	7,352	10,887
Other receivables – related party	10	42
Costs and estimated earnings in excess of billings on incomplete contracts	7,485	7,665
Intangible assets	1,125	2,959
Refundable income taxes	—	561
Other current assets	2,768	378
Deferred income taxes, net	1,544	—
Total current assets	63,774	40,507
Property and equipment, net	8,985	5,227
Goodwill	7,890	19,937
Intangible assets	16,924	15,146
Deposits, deferred transaction costs, and other assets	822	331
Total other assets	34,621	40,641
Total assets	$98,395	$81,148
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,122	$14,318
Accounts payable – related party	154	40
Billings in excess of costs and estimated earnings on incomplete contracts	6,794	5,733
Interest payable to stockholders	24	40
Current portion of capitalized lease obligations	216	97
Current portion of long-term debt	2,656	81
Deferred income taxes	—	211
Total current liabilities	28,966	20,520
Long-Term Liabilities:
Deferred income taxes	4,118	6,095
Long-term debt – less current portion	30,355	15,965
Deferred rent and other long term liabilities	776	—
Long-term capitalized lease obligations - less current portion	3,404	1,904
Total long-term liabilities	38,653	23,964
Total liabilities	67,619	44,484
Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value; 1,000,000 shares authorized; 18,750 shares issued and outstanding	—	—
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 5,969,342 at September 30, 2008 and 5,879,342 at December 31, 2007	1	1
Additional paid in capital	50,713	36,279
Accumulated earnings (deficit)	(19,938)	384
Total stockholders’ equity	30,776	36,664
Total liabilities and stockholders’ equity	$98,395	$81,148

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands except share data)

	Three Months Ended		Predecessor (ISI) One Month Ended
	September 30,	September 30,	July 31,
	2008	2007	2007
Revenues:
Contract revenues	$22,583	$10,670	$2,166
Contract revenues - related party	2,906	4,559	3,573
Service and other revenues	6,211	1,864	755
Total revenues	31,700	17,093	6,494
Cost of revenues:
Contract costs	21,951	11,586	4,532
Service and other costs, including $1,218 of amortization of intangibles in 2008	6,231	1,840	530
Total cost of revenues	28,182	13,426	5,062
Gross profit	3,518	3,667	1,432
Operating expenses:
Salaries and related expenses, including $226 in stock-based compensation in 2008	3,068	1,530	1,859
Consulting fees and outside services	916	419	(74)
Depreciation	523	285	8
Other general and administrative expenses	1,965	1,165	292
Goodwill impairment	16,928	—	—
Amortization of intangible assets	434	222	—
Total operating expenses	23,834	3,621	2,085
Operating income (loss)	(20,316)	46	(653)
Other income (expense):
Interest income	58	175	—
Interest expense	(997)	(327)	(336)
Total other income (expense)	(939)	(152)	(336)
Income (loss) before provision for income taxes	(21,255)	(106)	(989)
Provision (benefit) for income taxes	(2,888)	10	(1,354)
Net income (loss)	(18,367)	(116)	365
Deferred interest, net of taxes, subject to possible redemption	—	—
Dividends on convertible preferred stockholders	114	—
Net income (loss) allocable to holders of non-redeemable common stock	$(18,481)	$(116)

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	5,436,200
Diluted	5,799,342	5,436,200
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(3.19)	$(0.02)
Diluted	$(3.19)	$(0.02)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands except share data)

	Nine Months Ended		Predecessor (ISI) Seven Months Ended
	September 30,	September 30,	July 31,
	2008	2007	2007
Revenues:
Contract revenues	$72,482	$10,670	$19,948
Contract revenues - related party	15,131	4,559	16,739
Service and other revenues	18,190	1,864	6,446
Total revenues	105,803	17,093	43,133
Cost of revenues:
Contract costs	72,045	11,586	28,626
Service and other costs, including $3,748 of amortization of intangibles in 2008	17,772	1,840	4,890
Total cost of revenues	89,817	13,426	33,516
Gross profit	15,986	3,667	9,617
Operating expenses:
Salaries and related expenses, including $975 in stock-based compensation in 2008	9,847	1,530	4,641
Consulting fees and outside services	2,498	697	194
Depreciation	1,581	286	475
Other general and administrative expenses	5,224	1,407	2,282
Goodwill impairment	16,928	—	—
Amortization of intangible assets	1,281	222	204
Total operating expenses	37,359	4,142	7,796
Operating income (loss)	(21,373)	(475)	1,821
Other income (expense):
Interest income	136	946	4
Interest expense	(2,650)	(424)	(3,009)
Total other income (expense)	(2,514)	522	(3,005)
Income (loss) before provision for income taxes	(23,887)	47	(1,184)
Provision (benefit) for income taxes	(3,766)	62	(1,053)
Net income (loss)	(20,121)	(15)	(131)
Deferred interest, net of taxes, subject to possible redemption	—	—
Dividends on convertible preferred stockholders	201	—
Net income (loss) allocable to holders of non-redeemable common stock	$(20,322)	$(15)

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,796,605	5,002,003
Diluted	5,796,605	5,002,003
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(3.51)	$(0.00)
Diluted	$(3.51)	$(0.00)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2007 THROUGH SEPTEMBER 30, 2008

(unaudited)

(in thousands except share data)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Earnings /	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2007	5,879,342	$1	—	$—	$36,279	$384	$36,664
Stock-based compensation	85,000	—	—	—	975	—	975
Issuance of preferred stock	—	—	18,750	0	13,532	—	13,532
Dividends on preferred stock	—	—	—	—	—	(201)	(201)
Common stock registration costs	—	—	—	—	(73)	—	(73)
Net income (loss)	—	—	—	—	—	(20,121)	(20,121)
Balance at September 30, 2008	5,964,342	$1	18,750	$0	$50,713	$(19,938)	$30,776

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Predecessor (ISI)
	Nine Months Ended		Seven Months Ended
	September 30,	September 30,	July 31,
	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$(20,121)	$(15)	$(131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	974	50	2,764
Amortization	5,029	875	—
Depreciation	1,657	286	475
Goodwill impairment	16,928	—	—
Payment to ISI*MCS Ltd on behalf of ISI	—	(1,919)	—
Accrued interest on deferred underwriting costs	—	30	—
Deferred interest on Merit debt	327	—	—
Interest earned on assets held in trust	—	(896)	—
Tax payments relapsed from the trust	—	149	—
Decrease (increase) in contract receivables	(9,624)	(2,387)	(636)
Decrease (increase) in related party contract receivables	3,535	(2,033)	(3,174)
Decrease (increase) in related party receivables	33	(42)	(131)
Decrease (increase) in costs and estimated earnings in excess of billings	956	(1,846)	(1,055)
Decrease (increase) in other assets	(1,468)	20	(368)
Increase (decrease) in accounts payable and accrued expenses	2,324	2,462	1,363
Increase (decrease) in other long-term liabilities	575	—	—
Increase (decrease) in deferred income taxes	(3,171)	(105)	(1,190)
Increase (decrease) in billings in excess of costs and estimated earnings	543	87	2,410
Net cash used in operating activities	$(1,503)	$(5,284)	$327

Cash flows from investing activities:
Purchase of investments held in trust	—	(171,375)	—
Maturity of investments held in trust	—	171,375	—
Acquisitions, net of cash acquired	(5,264)	(17,157)	—
Purchase of property and equipment	2,484	(54)	(1,004)
Transaction costs	759	(928)	(624)
Increase / (decrease) in other assets	—	(16)	—
Net cash used in investing activitise	$(8,507)	$(18,155)	$(1,628)

Cash flows from financing activities:
Issuance of preferred stock	15,000	—	—
Restricted cash	(2,521)	—	—
Offering and financing costs	(1,779)	(1,377)	240
Receipt of funds held in trust	—	30,200	—
Proceeds from borrowings	34,041	5,020	18,656
Payments on borrowings	(31,117)	(5,138)	(16,512)
Proceeds from notes payable	5,000	—	—
Proceeds from notes payable and warrants to stockholders	—	300	—
Payments from notes payable and warrants to stockholders	—	(300)	—
Redemption of common stock	—	(1,661)
Payments on capital lease obligations	(116)	(17)	—
Net cash provided by (used in) financing activities	$18,508	$27,027	$2,384

Net increase (decrease) in cash and cash equivalents	$8,498	$3,588	$1,083
Cash and cash equivalents at beginning of year	3,556	694	359
Cash and cash equivalents at end of period	$12,054	$4,282	$1,442

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1 — Basis of Presentation

Argyle Security, Inc. is the parent company whose primary business operations are conducted under the name Argyle Security USA (which consists of the business of our wholly-owned subsidiary ISI Security Group, Inc. and all of its operating subsidiaries). We refer to Argyle Security USA as “AUSA” in this document and, where the context indicates, to the historical business of ISI Security Group, Inc. as ISI.

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the “Company”, “we”, “us”, “our”, or “Argyle”) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Security Group, Inc. (f/k/a ISI Detention Contracting Group, Inc., referred to herein as “ISI”) and its subsidiaries. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company.   As a result, the statements of operations and statements of cash flows of ISI for one month and seven months ended July 31, 2007 are presented for comparative purposes only. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141,  Business Combinations.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental and correctional customers.  Argyle Security USA has two reporting segments: “Argyle Corrections” and “Argyle Commercial Security”.

On January 1, 2008, MCFSA, Ltd. (“MCS Commercial”) and all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of FireQuest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1 — Basis of Presentation (continued)

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communications systems.

AUSA is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. AUSA also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.

Argyle Corrections consists of all of our businesses in the corrections sector, including ISI, Metroplex Control Systems (“MCS”) as well as Com-Tec Security LLC (“Com-Tec”) and Peterson Detention, Inc. (“PDI”).  Com-Tec and PDI were acquired in January 2008.  The Argyle Corrections segment includes:

• ISI (also referred to historically as ISI-Detention) which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• MCS (also referred to historically as MCS-Detention) which designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI which is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only member of this segment and is referred to historically as MCS-Commercial.

The unaudited consolidated financial statements of Argyle, as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of companies acquired following the date of acquisition and do not reflect the operating results prior to the acquisitions. Following are pro forma unaudited results of operations for the Company for the three and nine months ended September 30, 2008 and 2007, assuming the Fire Quest, PDI and Com-Tec acquisitions occurred on January 1, 2008 and 2007, respectively.

The Company derived the unaudited pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to July 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three and nine months ended September 30, 2007, (iii) the unaudited financial statements of PDI for the three and nine months ended September 30, 2007, (iv) the unaudited financial statements of Fire Quest for the three and nine months ended September 30, 2007 and (v) the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007. The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1 — Basis of Presentation (continued)

Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$22,583	$15,383	$74,200	$37,919
Contract revenues - related party	2,906	8,132	15,131	21,299
Service and other revenues	6,211	4,520	18,191	13,923
Total revenues	31,700	28,035	107,522	73,141
Cost of revenues:
Contract costs	21,951	18,311	73,415	45,589
Service and other costs, including amortization of intangibles ($1,218 for three months 2008 and $3,784 for nine months 2008, respectively)	6,231	4,501	17,809	14,008
Total cost of revenues	28,182	22,812	91,224	59,597
Gross profit	3,518	5,223	16,298	13,544
Operating expenses:
Salaries and related expense, including stock-based compensation of $226 and $975 for the three and nine months 2008, respectively.	3,068	2,185	10,056	6,968
Consulting fees and outside services	916	445	2,501	1,052
Depreciation	523	340	1,583	932
Other general and administrative expenses	1,965	1,822	5,304	4,568
Goodwill impairment	16,928	—	16,928	—
Amortization of intangible assets	434	434	1,301	1,301
Total operating expenses	23,834	5,226	37,673	14,821
Operating loss	(20,316)	(3)	(21,375)	(1,277)
Other income (expense):
Interest income	58	60	136	171
Interest expense	(997)	(479)	(2,695)	(2,235)
Total other income (expense)	(939)	(419)	(2,559)	(2,064)
Income (loss) before provision for income taxes	(21,255)	(422)	(23,934)	(3,341)
Provision (benefit) for income taxes	(2,888)	(1,290)	(3,800)	(2,268)
Net income (loss)	$(18,367)	$868	$(20,134)	$(1,073)
Deferred interest, net of taxes, subject to possible redemption	—	—	—	—
Dividends on convertible preferred stockholders	115	—	201	—
Net income (loss) allocable to holders of non-redeemable common stock	$(18,482)	$868	$(20,335)	$(1,073)

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	5,466,200	5,796,605	5,002,003
Diluted	5,799,342	6,843,646	5,796,605	5,002,003
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(3.19)	$0.16	$(3.51)	$(0.21)
Diluted	$(3.19)	$0.13	$(3.51)	$(0.21)

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies

Argyle completed a private placement (the “Private Placement”) in January 2006 and received net proceeds of approximately $0.9 million. Also in January 2006, the registration statement for Argyle’s initial public offering (the “Public Offering”) was declared effective, and the net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the Public Offering and the Private Placement were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering, which was paid to them upon completion of the business combination. All amounts held in trust were released on July 31, 2007 to fund the ISI acquisition.

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

As part of the ISI merger, stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares (see Note 14). The per-share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, less taxes payable, $0.6 million of interest income, which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $45,000 plus interest). Approximately $1.7 million was paid to redemptive shareholders in August of 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.

Restricted Cash

Represents deposits required by the Company’s commercial bank letter of credit.

Contracts Receivable

Contracts Receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the inability to collect a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Revenue Recognition

A majority of the Company’s Revenues are generated under fixed-price construction contacts.  Revenues under fixed-price contracts are recognized under the percentage-of-completion methodology.  Service Revenues are recognized when the services have been delivered to and accepted by the customer. Other Revenues consists of product sales and are recognized upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed and collection is deemed probable.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Construction Contracts

Construction Contracts are those as defined in the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1),  Accounting for Performance of Construction-Type and Certain Production-Type Contracts .

Most of the Company’s contracts extend over a period of 6 to 14 months (6 to 9 months for the Commercial segment and 9 to 14 months for the Corrections segment), which is the period the Company considers to be its operating cycle. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from Construction Contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. The Company recognizes revenues on signed contracts and change orders. Percentage-of-completion for Construction Contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor, subcontract, equipment costs, related payroll taxes and insurance costs, and any other indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on incomplete contracts are made in the period in which such losses are determined.

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

Service Sales

Service Sales Revenues are recognized when the services have been delivered to and accepted by the customer.  These are generally short-term projects which are evidenced by signed service agreements or customer work orders or purchase orders.  These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates plus costs of materials and supplies furnished by the Company.

Shipped Products

Revenue is recognized by PDI when the product is received by the customer in accordance with the contractual shipping terms. All of the shipping of products to PDI’s customers is FOB Destination whereby title passes to the purchase when the product reaches its destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Inventory

Inventory is valued at the lower of cost or market and consists primarily of finished goods. Costs of finished goods are determined using the average cost method for all segments of AUSA. Inventory that was acquired from ISI has been stated at fair value at July 31, 2007; all subsequent purchases have been recorded based on cost. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  At September 30, 2008 and December 31, 2007, the Company’s inventory balance was $2.0 million and $138,000, respectively, which is included in other current assets on the consolidated balance sheet.

Property and Equipment

Property and Equipment is stated at cost less accumulated depreciation, except for the plant and equipment acquired in the ISI acquisition which was recorded at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. The $1.2 million of property and equipment from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  Depreciation is calculated on the straight-line method.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, and the effects of obsolescence, demand, competition, and other economic factors.

Assets Held Under Capital Leases

Assets Held Under Capital Leases are classified under Property and Equipment on the Company’s balance sheet and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Assets held under capital leases that were acquired from ISI have been stated at fair value as of July 31, 2007.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in the business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other indefinite-lived intangibles (i.e., trade names) are not amortized but are tested at least annually for impairment. The Company must recognize an impairment loss if, and to the extent that, goodwill exceeds fair value. The Company will perform impairment testing on an annual basis for each acquisition unless impairment indicators exist that would require immediate testing.

The Company has two primary reporting segments (Argyle Corrections and Argyle Commercial Security) that have individual reporting units within each segment that provide different services and products. Accordingly, Goodwill was allocated to each.  Management believes that the relationship between the allocation of identified tangible and intangible assets to be in similar proportion to how goodwill is to be allocated among its reporting units. Accordingly, each reporting segment was allocated its share of goodwill based upon its percentage of purchase price allocation related to identified tangible and intangible assets.

Intangible assets that have finite useful lives are amortized over their useful lives, which range from 96 to 120 months for customer relationships, 12 to 16 months for backlog, 36 months for software and 24 to 36 months for non-competition agreements.

In accordance with SFAS 142, we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

During our quarter ended September 30, 2008, the Company began a Goodwill Impairment analysis in accordance with SFAS 142, Goodwill and Other Intangible Assets, for the ISI acquisition completed July 31, 2007, the acquisition of Fire Quest on January 1, 2008, the acquisition of PDI on January 4, 2008 and the acquisition of Com-Tec on January 31, 2008.   The initial analysis (first step) was performed by the Company’s management team and a valuation firm after the conclusion of the quarter.  Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which require us to perform a Goodwill Impairment analysis as of September 30, 2008. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2008, we had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of each business unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.

Accordingly, we have recorded a $16.9 million Non-Cash Goodwill Impairment Charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2008.  We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2008. There is a likelihood that adjustments to the goodwill impairment charge would need to be made when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2008.   Management believes that the $16.9 million adjustment and any subsequent adjustments did not and will not have any impact to the Company’s tangible net book value, liquidity or debt covenant measurements.

A summary of the activity in goodwill by segment is as follows (in thousands):

	Corrections	Commercial	Total
Balance December 31, 2007	$13,275	$6,662	$19,937
ISI Adjustments	91	(33)	58
Com-Tec Acquisition (Net of Impairment)	1,473	—	1,473
Peterson Acquisition (Net of Impairment)	—	—	—
Fire Quest Acquisition (Net of Impairment)	—	—	—
ISI Goodwill Impairment	(7,784)	(5,794)	(13,578)
Balance September 30, 2008	$7,055	$835	$7,890

During the nine months ended September 30, 2008, the Company increased Goodwill from the ISI acquisition by $58,000 as a result of $34,000 of additional transaction costs ($4,000 accounting fees, $9,000 in insurance costs and $21,000 in legal fees), a $13,000 write-down of stale checks outstanding (decrease in cash), a $29,000 reduction in refundable taxes (current tax asset) and an $8,000 increase to intangible assets.  The Goodwill Impairment Charge attributable to the original acquisition amounted to $14.3 million.

During the nine months ended September 30, 2008, the Company decreased Goodwill from the Com-Tec acquisition by $0.9 million (over the original valuation amount of $2.4 million), as a result of $30,000 of additional transaction costs and a $270,000 adjustment to intangible assets due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets and a $1.2 million Goodwill Impairment Charge.

During the nine months ended September 30, 2008, the Company decreased goodwill from the PDI acquisition by $1.2 million (over the original valuation amount of $1.2 million), as a result of $57,000 of additional transaction costs and a $110,000 adjustment to intangible assets due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets, a $20,000 increase in current liabilities for the PDI Promissory Note derivative (see Note 8) and a $1.4 million Goodwill Impairment Charge.

During the nine months ended September 30, 2008, the Company had $9,000 of additional transaction costs to the $0.7 million in the originally booked goodwill from the acquisition of Fire Quest.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Software Costs

Software costs represent internally-developed software that is proprietary to the Company and assists in its operations. According to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of computer software developed or obtained for internal use are to be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software’s use. Management does not believe there is another more rational basis and therefore, the assets are amortized on the straight-line basis over a 36-month period.

Self Insurance

AUSA and Com-Tec are self-insured to certain limits under their respective group health and dental plans.  On a quarterly basis, the Company estimates its health insurance cost, for its self-insured employee base at AUSA, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average or expected and maximum, claims for each class. The average and maximum claims are based on the Company’s demographics and prior claim history. The Company uses the average claims history for the trailing twelve months as its basis for accruing health care cost.

Warranty Reserve

AUSA warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years.  A provision for estimated future costs related to warranty expense is recorded when products are sold.  Management estimates the provision based primarily on historical warranty claim experience.  As of September 30, 2008, the warranty reserve was $213,000 and is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

Fair Value of Financial Instruments

The recorded Fair Value of Financial Instruments, including contracts receivable, other assets and accounts payable, approximate the fair value amount due to their short maturity. The carrying value of the revolving line of credit approximates fair value due to its variable interest rate. The recorded value of the long-term debt approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.

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

Reclassifications

Prior Year Balances have been reclassified to conform to current-year presentation.  The balance sheet includes a reclassification of website development costs that was in Other Assets to Property, Plant and Equipment.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines Fair Value, establishes a framework for measuring Fair Value and expands disclosures about Fair Value measurements, but does not change existing guidance as to whether or not an instrument is carried at Fair Value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on January 1, 2008.  The impact of the adoption of SFAS No. 157 on our financial assets and liabilities, which are comprised of cash equivalents, did not have a significant impact on their Fair Value measurements or require expanded disclosures.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible; therefore, there is no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement No. 141 , which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines which information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our accounting for acquisitions prior to the effective date of the first fiscal year beginning after December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. The standard is effective for our fiscal year and interim periods beginning January 1, 2009, with early application encouraged. The principal impact from this standard will be to require us to have disclosures regarding our derivative instruments that will be held starting in December 2008 pursuant to the terms of the new senior credit facility described below (see Note 22).

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial condition or results of operations.

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

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively. This regulation is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Although estimating is a continuous and normal process for companies in the construction industry, material revisions in estimates of the percentage of completion require disclosure under FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS No 154”). The effect on income from continuing operations, net income, and any related per-share amounts of the current period shall be disclosed for a change in estimate that affects future periods. Additionally, the Statement requires that, if a change in estimate does not have a material effect in the period of change but is reasonably certain to have a material effect in later periods, a description of that change in estimate shall be disclosed whenever the financial statements of the period of change are presented.

During the nine months ended September 30, 2008, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,500 active Construction Contracts in the Company’s Work–in-Process.  As a result of the review, the cost estimates for the in-process Construction Contracts (that existed as of year-ended December 31, 2007) increased by a net $4.4 million. In a few cases, the reviews resulted in a total of $0.5 million ($0.08 basic and diluted earnings per share) in contract loss accruals that have been have been computed as Cost-of-Sales for the nine months ended September 30, 2008.    Of the aforementioned net estimated cost increases of $4.4 million, 37 contracts had cost estimate changes of approximately $100,000 or greater resulting in $4.9 million of the net increase.  26 of the 37 contracts resulted in cost estimate increases totaling $7.4 million while 11 contracts had estimated cost decreases totaling $2.5 million.  Approximately 1,450 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $0.5 million.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed in the notes to the consolidated financial statements.

Loss contingencies that are considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  As of September 30, 2008, the Company did not have any loss contingencies requiring disclosures or accruals.

We have recorded a $16.9 million Non-Cash Goodwill Impairment Charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2008.  We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2008. There is a likelihood that adjustments to the goodwill impairment charge would need to be made when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2008 and such adjustment may result in an increased Non-Cash Goodwill Impairment Charge.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables.  During the three and nine months ended September 30, 2008, Revenues from our top three customers (all from the Argyle Corrections segment) represented 18% and 30% of total Company Revenues, respectively.  During the three months ended September 30, 2008, the Company had Revenues from our top two customers (all from the Corrections segment), which represented 7% and 6% of total Company Revenues. During the nine months ended September 30, 2008, the Company had Revenues from our top two customers (all from the Argyle Corrections segment), which each represented 11% of total Company Revenues. These concentrations are down from the three months ended March 31, 2008 and six months ended June 30, 2008, when the top three customers represented 42% and 33% of total Company Revenues, respectively.  See Related-Party Transactions footnote (see Note 19) for discussion of transactions with ISI*MCS, Ltd.

Net Income/(Loss) Per Share

Net Income/(Loss) Per Share (basic) is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, by dividing Net Income/(Loss) by the weighted average number of common shares outstanding during the period. Our convertible preferred stock is considered a participating security because the preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share, using the two-class method in accordance with EITF No. 03-06,  Participating Securities and the Two-Class Method under FASB Statement No. 128 .. Net Income/(Loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the “treasury stock” method for options and warrants, and the “if converted” method for convertible preferred stock and convertible debt, to the extent the effect of the converted portion on EPS is dilutive. Because we incurred a net loss for all periods, the diluted EPS calculation is the same as the basic EPS calculation.

As of September 30, 2008 the Company has granted 220,000 shares of restricted stock, of which 50,000 shares are vested.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 3 — Acquisitions

Fire Quest

On January 1, 2008, MCFSA, all of the partnership interests of which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of Fire Quest for a total purchase price of $1.1 million and less the $0.7 million for Goodwill Impairment Charges (recognized in the quarter ended September 30, 2008) has a $0.4 million net carrying value shown as follows (in thousands):

Fire Quest Consideration:
Cash	$764
Promissory note	250
Transaction costs	121
Net purchase price	$1,135
Goodwill impairment	(733)
Carrying value	$402

PDI

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (“PDI”) for a total purchase price of $4.8 million and less the $1.4 million for Goodwill Impairment Charges (recognized in the quarter ended September 30, 2008) has a $3.4 million net carrying value shown as follows (in thousands):

PDI Consideration:
Cash	$1,500
Promissory note	3,000
Transaction costs	313
Net purchase price	$4,813
Goodwill impairment	(1,416)
Carrying value	$3,397

Com-Tec

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (Com-Tec), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. The total purchase price for the Com-Tec acquisition was $6.7 million and less the $1.2 million for Goodwill Impairment Charges (recognized in the quarter ended September 30, 2008) has a $5.5 million carrying value shown as follows (in thousands):

Com-Tec Consideration:
Cash	$3,000
Promissory note	3,515
Transaction costs	199
Net purchase price	$6,714
Goodwill impairment	(1,201)
Carrying value	$5,513

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 3 — Acquisitions (continued)

The acquisitions of Fire Quest, PDI and Com-Tec were accounted for as business combinations in accordance with SFAS No. 141.  Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values.  We have obtained third-party valuations, and the values of certain assets and liabilities are based on these valuations, but they are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, changes in transaction costs and working capital. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

	Fire Quest	PDI	Com-Tec	Total
Current assets	$140	$2,210	$4,638	$6,988
Property and equipment	37	1,126	72	1,235
Goodwill (net of impairment)	—	—	1,473	1,473
Customer relationships	90	470	730	1,290
Customer backlog	84	1,240	590	1,914
Trade name	—	—	1,080	1,080
Software	—	—	240	240
Non-compete agreements	70	200	180	450
Total assets acquired	421	5,246	9,003	14,670

Current liabilities	(19)	(739)	(2,630)	(3,388)
Debt	—	(1,110)	(860)	(1,970)
Total liabilities assumed	(19)	(1,849)	(3,490)	(5,358)

Carrying value	$402	$3,397	$5,513	$9,312
Goodwill impairment	733	1,416	1,201	3,350
Net purchase price	$1,135	$4,813	$6,714	$12,662

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and has resulted an adjustment in goodwill. See Note 2 regarding the Non-Cash Goodwill Impairment Charge.

Note 4 — Contract Receivables

Contract receivables consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Completed contracts and contracts in progress (net of allowance)	$23,323	$12,126
Retainage	5,592	2,333
Completed contracts and contracts in progress - related parties	5,795	8,468
Retainage - related parties	1,557	2,419
Contract receivables	$36,267	$25,346

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 5 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	September 30,	September 30,	September 30,
	2008	2008	2008
Amended contract amount	$268,822	$201,644	$67,178
Revenues recognized to date	212,675	160,129	52,546
Unearned contract amount - backlog	$56,147	$41,515	$14,632
Costs incurred to date	$177,426	$136,329	$41,098
Estimated costs to complete	43,873	32,441	11,432
Estimated total cost	$221,299	$168,770	$52,530
Billings to date	$213,519	$161,621	$51,898
Costs and estimated earnings in excess of billings on incomplete contracts	$7,485	$4,850	$2,635
Billing in excess of costs and estimated earnings on incomplete contracts	$6,794	$5,013	$1,781

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2007	2007	2007
Amended contract amount	$196,030	$147,996	$48,034
Revenues recognized to date	109,179	72,978	36,201
Unearned contract amount - backlog	$86,851	$75,018	$11,833
Costs incurred to date	$89,863	$60,583	$29,280
Estimated costs to complete	70,496	61,364	9,132
Estimated total cost	$160,359	$121,947	$38,412
Billings to date	$109,658	$72,372	$37,286
Costs and estimated earnings in excess of billings on incomplete contracts	$7,665	$5,751	$1,914
Billing in excess of costs and estimated earnings on incomplete contracts	$5,733	$3,217	$2,517

* Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated Revenues are not accounted for under the Percentage of Completion Method as defined in SOP 81-1.

The various subsidiary companies often function as subcontractors to other subsidiary companies. The above schedule was computed on a consolidated basis in 2007. The Company reorganized in January 2008 to report the business in two segments — Argyle Corrections and Argyle Commercial Security (see Note 1 and Note 20). Since then the Company has determined that the most valid indicator of the next year’s performance will be more closely tied to the Argyle Corrections backlog versus the Argyle Commercial Security backlog which is more volatile, given the shorter period typically required to complete the contracts.

Intercompany contract amounts and billings have been eliminated, and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings have been recomputed based on actual combined costs of the companies.

Backlog is the result of the aggregate contract amount less Revenues recognized to date using percentage-of-completion accounting (as described in Note 2 of these consolidated financial statements). The Company recognizes as backlog only those contracts for which it has received signed contracts and executed letters of intent to award a contract from its customers.  As of the quarter ended September 30, 2008 backlog from 26 letters of intent amounted to $14.4 million. The Company also verifies that funding is in place on the contracts prior to inclusion in backlog.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	In Years	2008	2007
Buildings	10 - 40	$3,622	$1,888
Leasehold improvements	12	1,319	593
Furniture, fixtures and equipment	3 - 10	3,409	1,254
Vehicles	3 - 7	2,957	2,189
Website costs	3	55	39
		11,362	5,963
Less - accumulated depreciation		2,377	736
Property and equipment, net		$8,985	$5,227

Depreciation expense relating to property and equipment was $0.5 million and $285,000 for three months ended September 30, 2008 and 2007, respectively, and $1.6 million and $286,000 for nine months ended September 30, 2008 and 2007, respectively. Depreciation expense was $8,000 and $475,000 for the Predecessor for the one and seven months ended July 31, 2007, respectively.

Note 7 — Intangible Assets and Other Assets

At September 30, 2008, intangible assets consisted of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
Amortizable Intangible Assets:	Amount	Amortization	Amount	Amortization Period
Customer relationships	$12,915	$1,539	$11,376	113 months
Customer backlog	6,273	5,148	1,125	15 months
Software	540	170	370	36 months
Non-compete	450	128	322	30 months
	$20,178	$6,985	$13,193
Unamortizable Intangible Assets:
Trade name	$4,856	$—	$4,856

Amortization expense was $1.7 and $5.0 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008 and December 31, 2007, intangible assets not subject to amortization included trade names of $4.9 million and $3.8 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2008 (remaining three months)	$1,375
2009	1,920
2010	1,611
2011	1,382
2012	1,375
Thereafter	5,530
$13,193

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 8 — Long-Term Debt

Notes payable and long-term debt consists of the following (in thousands):

	September 30,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$144	$190
Unsecured debt - related party	11,279	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,549	—
Line of credit and senior term debt	13,114	7,979
	$33,011	$16,046
Less - current maturities	2,656	81
Long term debt	$30,355	$15,965

Vehicles and Equipment

Amounts of long-term debt attributed to vehicles and equipment include notes related to Company vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 to 48 month periods. Interest rates on the individual notes range from fixed rate of 6% up to prime plus 1.0%. The weighted average interest rate for these borrowings was 8.4% and 8.2% at September 30, 2008 and December 31, 2007, respectively. Argyle has agreed to guaranty the obligations of AUSA under the notes up to $1 million.

Unsecured Debt — Related Party

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum and default interest of an additional 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2010. Argyle has agreed to guaranty payment of up to $5 million of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements.  As of September 30, 2008, the Company was in compliance with all covenants.

On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2 million to AUSA. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6% per annum. The loan was repaid in full upon the closing of the senior credit facility on October 3, 2008 (See Note 22 “Subsequent Events”).

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

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $300,000, and in exchange received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011.

The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000 using an expected life of 2 years, volatility of 2.39% and a risk-free rate of 5%). However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information currently available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 8 — Long-Term Debt (continued)

Seller Notes

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle Security, Inc bears interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.  The Company has agreed to pay quarterly payments of accrued and unpaid interest of $4,531.25 until the maturity date and a final payment on the maturity date equal to the unpaid principal amount together with any then unpaid and accrued interest and other amounts payable thereunder.

In connection with the PDI acquisition, the Company issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of AUSA and they bear interest at 6% paid quarterly through December 2009.  After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  From June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of September 30, 2008.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuation of these derivatives held a value of $20,000 as of September 30, 2008.

In connection with the Com-Tec acquisition, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle Security, Inc., bears interest at 7% per year and have a maturity date of April 1, 2011.  Interest only payments were made for each three-month period beginning on May 2008 and August 2008;  a single principal payment of $100,000 is due and payable on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 are due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008 then level principal and interest payments in the cumulative amount of $123,748 due monthly beginning on January 1, 2009 and continuing monthly thereafter on the first day of each month through December 2008, then for 25 consecutive months until the maturity date.

Collectively, the Fire Quest Promissory Note, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter collectively referred to as the “Seller Notes”.

Line of Credit Facility

At September 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at September 30, 2008 was $8.9 million, due January 23, 2010, and $4.2 million, with quarterly payments of $250,000 and the remaining balance due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by AUSA. At September 30, 2008, the Company was in compliance with all covenants.

The Company agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $3.2 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively.

See Note 22 regarding the new senior loan facility entered into on October 3, 2008. Such new facility replaced the aforementioned line of credit and acquisition loan facility.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 8 — Long-Term Debt (continued)

Aggregate maturities required on all debt at September 30, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining three months)	$682
2009	2,528
2010	25,866
2011	3,935
2012	—
Thereafter	—
$33,011

Under the terms of the new credit facility established with a new senior lender on October 3, 2008 (See Note 22), the Company is indebted for $10.0 million in term debt and $7.0 million through the line of credit.  As a result of the repayment terms under the new credit facility, the short term portion (payable in less than one year) of the scheduled debt has increased from $2.3 million to $3.7 million. The amount payable in the next three months has increased from $0.7 million to $1.0 million.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 9 — Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. AUSA entered into a third lease on another property owned by the same partnership in June 2008. All three leases are triple net leases. A triple net lease is a lease agreement on a property where the tenant or lessee agrees to pay all real estate taxes, building insurance and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee, is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

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

The following is a summary of leased property, included in property and equipment, in the accompanying consolidated financial statements (in thousands):

	September 30,	December 31,
Collateral	2008	2007
Buildings	$3,622	$1,888
Less - accumulated amortization	246	69
Net	$3,376	$1,819

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of net minimum lease payments at September 30, 2008 (in thousands):

Year Ending December 31:
2008 (remaining three months)	$123
2009	493
2010	493
2011	493
2012	493
Thereafter	3,338
Future minimum lease payments	$5,433
Less - amount of minimum lease payments attributable to interest	1,813
Present value of net minimum lease payments	$3,620
Current portion of capitalized lease obligations	216
Long-term portion of capitalized lease obligations	3,404
$3,620

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 10 — Commitments

AUSA leases office space and equipment under operating leases expiring through 2012. Argyle’s corporate office lease space expired as of July 31, 2007, and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expands the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000.

As part of the acquisition of PDI on January 4, 2008, AUSA assumed PDI’s existing leases in California and Arizona.  On September 5, 2008, AUSA entered into a lease relating to approximately 29,709 square- feet of property located at 577 and 583 North Batavia Street, Orange, California. The term of the new lease is for two years, commencing September 1, 2008 and ending August 31, 2010. The aggregate monthly base rent is $16,934.  In connection with the lease, on September 5, 2008, Argyle Security, Inc. entered into a guaranty dated July 21, 2008, pursuant to which Argyle has agreed to guaranty the payment and performance obligations of ISI Detention under the Lease. The PDI lease in Arizona is a four year lease. The three facilities occupy a total of 55,709 square-feet (26,000 square-foot facility in Arizona and the 29,709 square-foot facilities in California) with aggregate monthly payments of $32,934.

As part of the Com-Tec acquisition that occurred at January 31, 2008 the Company signed a new lease for the existing facility. The Com-Tec lease is a five-year lease, for the 33,000 square foot facility, with aggregate monthly payments of $14,000 beginning in year three with the total rent expense being recognized on a straight line basis over the life of the lease.

Rental expense was $298,000 and $17,000 for the three months ended September 30, 2008 and 2007, respectively, and $838,000 and $50,000 for the nine months ended September 30, 2008 and 2007, respectively. Rental expense was $103,000 and $266,000 for the one and seven months ended July 31, 2007 (Predecessor), respectively.

Minimum rental commitments at September 30, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining three months)	$283
2009	546
2010	649
2011	552
2012	445
Thereafter	200
Total commitment outstanding	$2,675

In August 2007 the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008 the Company entered into a letter of credit facility (secured by $2.5 million of Restricted Cash shown on the financial statements) with a financial institution. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 11 — Self Insurance

AUSA and Com-Tec are self-insured to certain limits under their respective group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a maximum $3 million for AUSA and above $30,000 per employee up to a maximum of $2.0 million for Com-Tec. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $0.4 million at September 30, 2008 and $0.3 million at December 31, 2007. AUSA has had one individual who has met the stop-loss limit of $75,000 for 2008. Com-Tec has not had anyone meet the stop-loss limit for 2008.

Note 12 — Pre-initial Public Offering Financing and Public Offering

Public Offering

In January 2006, Argyle sold 3,700,046 units (which included 75,046 units sold by the underwriters pursuant to a partial exercise of their over-allotment option) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (warrant). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 until their expiration date of January 24, 2011. The warrants are redeemable by the Company at a price of $.01 per warrant upon 30 days’ notice, but only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading-day period ending three business days before a notice of redemption is delivered.

Private Placement

In January 2006, Argyle sold to its officers an aggregate of 125,000 units identical to the units sold in the Public Offering at a price of $8.00 per unit.

Note 13 — Common Stock Reserved for Issuance

As of September 30, 2008, 4,200,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 17, and 1,875,000 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 15. This includes the warrants that were issued in connection with the April 2007 notes to stockholders which entitled the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 17). In 2008, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 100,000 shares of stock and 85,000 shares of restricted stock (see Note 17). Lastly, in April 2008, the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008 (see Note 15).

Note 14 — Redemptive Status of Common Stock

The registration statement for Argyle’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, Argyle would submit such transaction for stockholder approval. Based on the votes submitted, 211,965 shares voted against the proposed ISI business combination and sought to be redeemed for cash. As a result, $1.7 million of net proceeds from the initial public offering (which included interest) was redeemed to stockholders in August 2007. The 211,965 shares of common stock were cancelled as of August 2007.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 15 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. 18,750 shares of preferred stock are currently issued and outstanding.

In April 2008, the Company issued 18,750 shares of $0.0001 par value Series A Convertible Preferred Stock pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock or 3% per annum such shares are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share.  Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitle to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock.  Series A Convertible Preferred Stock holders have no voting rights.

Note 16 — Agreement with Underwriters

In March 2007, the underwriters of the Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. This fee was charged against additional paid-in capital and was payable upon a successful business combination. Based on the redemption of 211,965 shares, $80,000 related to these waived underwriter fees were paid to redemptive stockholders. Upon closing of the purchase of ISI, Argyle paid approximately $1.4 million for services performed related to the Public Offering.

Note 17 — Stockholders’ Equity and Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following is a description of the various grants made and the impact on the financial statements.

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

In January 2006, the underwriters exercised a portion of the over-allotment option in the amount of 75,046 units. In February 2006, the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507 (or $0.027 per share). The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006, using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the assumptions of weighted-average volatility factor of 0.10, no expected dividend payments, weighted-average risk-free interest rate of 5%, and a weighted-average expected life of 0.13 years.

The fair value of each option was $6.99 per share. All options vested immediately at the measurement date, and no further options may be exercised. Compensation expense was recognized immediately and recorded as an operating expense for the year ended December 31, 2006.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation (continued)

Underwriter Options

Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The Units issuable upon exercise of these options are identical to those sold in the Public Offering. These options are exercisable at $8.80 per unit and expire January 24, 2011. The options to purchase up to 187,500 Units and the Securities underlying such units were deemed to be compensation by the National Association of Securities Dealers (“NASD”) and, therefore, were subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the NASD Conduct Rules.

Argyle accounted for these purchase options as a cost of raising capital and included the instrument as equity in its consolidated balance sheet. Accordingly, there is no net impact on Argyle’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. Argyle has estimated, based upon a Black-Scholes model, that the fair value of the purchase options on the date of sale was approximately $3.40 per unit, (a total value of approximately $0.6 million) using an expected life of five years, volatility of 44% and a risk-free rate of 5%. However, because Argyle’s Units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using historical data of comparable public companies in the proposed industry. Argyle believes the volatility estimate calculated from such comparable companies was a reasonable benchmark to use in estimating the expected volatility of our Units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

2007 Incentive Plan

The 2007 Omnibus Securities and Incentive Plan provides for the grant of distribution equivalent rights, incentive stock options, nonqualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards for an aggregate of not more than 1,000,000 shares of Argyle’s common stock, to directors, officers, employees and consultants of Argyle or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto, if any, is again available for grant under the 2007 Incentive Plan. The number of shares of common stock, with respect to which stock options or stock appreciation rights may be granted to a participant under the 2007 Incentive Plan in any calendar year, cannot exceed 150,000.

Except as provided in the 2007 Incentive Plan, awards granted under the 2007 Incentive Plan are not transferable and may be exercised only by the participant or by the participant’s guardian or legal representative. Each award agreement will specify, among other things, the effect on an award of the disability, death, retirement, authorized leave of absence or other termination of employment of the participant. Argyle may require a participant to pay Argyle the amount of any required withholding in connection with the grant, vesting, exercise or disposition of an award. A participant is not considered a stockholder with respect to the shares underlying an award until the shares are issued to the participant.

Restricted Stock

On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 85,000 shares and 5,000 shares, respectively, of the Company’s restricted common stock to certain of its executive officers and directors. Shares granted to the directors vested immediately and shares granted to the executive officers vest in three equal tranches on each of December 31, 2008, 2009 and 2010.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 17 — Stockholders’ Equity and Stock-Based Compensation (continued)

Restricted Stock (continued)

The following table summarizes the restricted stock activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Restricted Stock	Shares	Per Share	(Years)
Nonvested at December 31, 2007	110,000	$7.39
Granted January 2008	85,000	7.55
Granted August 2008	5,000	4.46
Vested	30,000	7.55
Forfeited	—	—
Nonvested at September 30, 2008	170,000	$7.36	2.25
Expected to vest according to their respective vesting schedules as of September 30, 2008	170,000	$7.36	2.25

During the three and nine months ended September 30, 2008, the Company recognized $163,000 and $0.8 million, respectively, in compensation expense, net of tax benefit of $55,000 and $281,000, respectively, related to the Company’s issuance of restricted stock. As of September 30, 2008, there was $0.6 million of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.25 years.

Performance Unit Awards

On January 25, 2008, the Company granted an aggregate of 55,000 performance unit awards to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010 and a cash payment is made to the holders only if certain performance goals to be determined by the Board of Directors are achieved. The Company recognizes compensation expense on the performance unit awards based on the fair value of the Company’s underlying common stock at the end of each quarter over the remaining vesting period. The final plan metrics for determination of the award was not approved by the Board of Directors until March 25, 2008. As a result, during the three and nine months ended September 30, 2008, the Company recognized $20,000 and $90,000, respectively, of compensation expense related to the performance unit awards.  Additionally, no compensation expense was recognized during the year ended December 31, 2007.

The following table summarizes the performance unit activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Performance Units	Units	Per Unit	(Years)
Nonvested at December 31, 2007	115,000	$—
Granted January 2008	55,000	—
Granted August 2008	5,000	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2008	175,000	$—	2.25
Expected to vest according to their respective vesting schedules as of September 30, 2008	175,000	$—	2.25

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The following table summarizes the stock option activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Exercise	Vesting
	Number of	Price	Term
Stock Options	Shares	Per Share	(Years)
Outstanding at December 31, 2007	125,000	$7.89
Granted	100,000	7.55
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2008	225,000	$7.74	2.25
Vested and expected to vest according to their respective vesting schedules as of September 30, 2008	225,000	$7.74	2.25
Exercisable at September 30, 2008	—	$—	—

The Company has estimated, based upon a Black-Scholes model, that the fair value of the stock options granted on January 25, 2008 was approximately $1.78 per option, (a total value of approximately $178,000), using an expected life of three years, volatility of 40%, and a risk-free rate of 2.5%. However, because the shares did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using historical data of public companies in the related industry. The Company believes that the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

During the three and nine months ended September 30, 2008, the Company recognized $63,000 and $149,000, respectively, in compensation expense, net of tax benefit of $21,000 and $51,000, respectively, related to the Company’s stock options. As of September 30, 2008, there was $244,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.25 years.

Note 18 — Income Taxes

The provision for income taxes decreased $2.9 million and $3.8 million in the three months and nine months ended September 30, 2008 compared to the same period in 2007. The decrease in income taxes was primarily due to the decrease in income before income taxes of $21.1 million and $23.9 million.  Our effective tax rate (benefit rate) was 15.8% in the nine months ended September 30, 2008 and 131.9% for the same period in 2007.  The decrease in our effective tax rate was primarily due to a decrease in income before income taxes and the non-deductibility for tax purposes of certain goodwill impairments recorded during the third quarter 2008.

Note 19 — Related-Party Transactions

During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, New York as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $175,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the three and nine months ended September 30, 2008, the Company recognized $44,000 and $132,000, respectively, in expenses related to this agreement. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s co-CEOs are stockholders and board members.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 19 — Related-Party Transactions (continued)

At September 30, 2008 and December 31, 2007, other receivables include $5,000 and $42,000, respectively, of receivables from related parties, all of which is attributable to AUSA. Amounts represent monies or other assets advanced to employees. Amounts have been paid on these receivables, and management believes they are fully collectible.

The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Executive Officer and President of AUSA under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and a new lease executed in June 2008. All leases require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12-year terms, and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the three and nine months ended September 30, 2008, the Company made lease payments of $123,000 and $284,000, respectively under these leases. See Note 9 for the remaining payments due under these leases.

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. AUSA recorded Contract Revenue based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at September 30, 2008 and December 31, 2007 totaled $7.4 million and $10.9 million, respectively, which is disclosed as contract receivables - related party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract Revenues reported by the Company from ISI*MCS, Ltd. were $2.9 million and $15.1 million for the three and nine months ended September 30, 2008. ISI*MCS, Ltd. Revenues reported by the predecessor (ISI) were $3.6 million and $16.7 million for the three and nine months ended September 30, 2007. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that have not been paid in full as of the closing of the merger between Argyle and ISI. The merger agreement setting forth the agreements of Argyle and ISI provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

AUSA will receive 100% of the remaining contract amounts, and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of September 30, 2008 totaled $3.6 million. Beginning July 31, 2007 all future contracts, bonded and un-bonded, will be contracted directly by AUSA without involvement by ISI*MCS, Ltd.

Unsecured Debt — Related Party

As part of the merger of Argyle and ISI, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its scheduled payment terms. As a part of the merger, the shareholder of ISI became a shareholder of Argyle, holding 486,237 shares of Argyle common stock as of July 31, 2007 and as such, also becoming a related party. At September 30, 2008 and December 31, 2007, the remaining debt to the shareholder (see Note 8) totaled $11.2 million and $6.0 million, respectively.

On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2 million to AUSA. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6% per annum. The loan was repaid in full upon the closing of the senior credit facility on October 3, 2008 (See Note 22 “Subsequent Events”).

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 20 — Segment Information

AUSA is a detention and commercial equipment contractor that specializes in turnkey installations including design, engineering, supply and installation of various detention equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities in the United States. The length of a contract varies but is typically less than two years. AUSA also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging, and other custom designed systems.

The Company’s segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, management analyzes the various operating segments based on segment income before income taxes. The Company changed its segment reporting to better align the Company’s recently acquired companies as business units within its existing business segments as a part of the Company’s global and strategic direction.  In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental and correctional customers.  Argyle Security USA has two reporting segments: “Argyle Corrections” and “Argyle Commercial Security”. This change resulted in ISI Detention and MCS Detention combining into the Argyle Corrections reporting segment and MCS Commercial into the Argyle Commercial Security reporting segment.  Segment information for the Predecessor for the three and nine months ended September 30, 2007 has been restated to conform to current-year presentation. The customers and long-lived assets of the reportable segments are in the United States.

Argyle Corrections consists of all of our businesses in the corrections sector, including ISI, Metroplex Control Systems (“MCS”) as well as Com-Tec Security LLC (“Com-Tec”) and Peterson Detention, Inc. (“PDI”).  Com-Tec and PDI were acquired in January 2008.  The Argyle Corrections segment includes:

• ISI (also referred to historically as ISI-Detention) which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• MCS (also referred to historically as MCS-Detention) which designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI which is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Corrections specializes in turnkey installations for public- and privately-owned/operated detention facilities in designs, assembles, supplies, installs, and maintains access control, video and integrated electronic control systems for correctional and government facilities throughout the United States. Argyle Corrections offers a complete array of electronic security system solutions revolving around access control including: electronic locking systems and hardware, security doors and frames. Argyle Corrections also includes the sale and design of jail furniture, security glazing, and other security-based systems. It also provides the above goods and services to detention market integrators, electrical contractors, and competitors of AUSA that lack their own in-house electronic solutions. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Argyle Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support and full installation capabilities.

Argyle Commercial Security has built a parallel business to Argyle Corrections targeting commercial and industrial facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only active member of this business segment and is referred to historically as MCS-Commercial. Commercial currently operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI after it was acquired by Argyle.

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 20 — Segment Information (continued)

Summary Segment Information

(in thousands)

			Predecessor (ISI)			Predecessor (ISI)
	Three Months Ended	Three Months Ended	One Month Ended	Nine Months Ended	Nine Months Ended	Seven Months Ended
	September 30,	September 30,	July 31,	September 30,	September 30,	July 31,
Industry Segment (in thousands)	2008	2007	2007	2008	2007	2007
Revenues:
Corrections	$22,551	$11,639	$3,893	$81,432	$11,639	$24,887
Commercial	9,149	5,454	2,601	24,371	5,454	18,246
Corporate	—	—	—	—	—	—
Eliminations	—	—	—	—	—	—
Total	$31,700	$17,093	$6,494	$105,803	$17,093	$43,133
Operating income (loss):
Corrections	$(12,638)	$780	$(362)	$(10,925)	$780	$540
Commercial	(6,552)	156	(291)	(6,165)	156	1,281
Corporate	(1,126)	(890)	—	(4,283)	(1,411)	—
Eliminations	—	—	—	—	—	—
Total	$(20,316)	$46	$(653)	$(21,373)	$(475)	$1,821
Capital expenditures:
Corrections	$605	$173	$73	$3,611	$173	$775
Commercial	237	42	—	549	42	229
Corporate	55	—	—	142	—	—
Total	$897	$215	$73	$4,302	$215	$1,004
Total assets:
Corrections	$85,530	$77,995	$20,295	$85,530	$77,995	$20,295
Commercial	494	6,811	12,484	494	6,811	12,484
Corporate	48,126	5,363	—	48,126	5,363	—
Eliminations	(35,755)	(8,753)	—	(35,755)	(8,753)	—
Total	$98,395	$81,416	$32,779	$98,395	$81,416	$32,779

Note 21 — Supplemental Disclosures of Cash Flow Information (in thousands)

			Predecessor (ISI)
	Nine Months Ended		Seven Months Ended
	September 30,	September 30,	July 31,
	2008	2007	2007
Cash paid for interest	$2,175	$4	$1,846
Cash paid for income taxes	544	—	—
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$—	$161	$416
Accrual for transaction costs	—	—	45
Issuance of warrants associated with notes to related parties	—	93	—
Goodwill and identified net intangible assets from push down accounting	—	—	38,210
Reallocation of acquisition costs to goodwill	—	—	110
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$6,765	$—	$—
Dividends accrued	201	—	—
Reduction in deferred interest liability	—	101	—
Reduction in deferred underwriter liability	—	185	—
Reduction in common stock subject to redemption	—	5,736	—
Write-off of deferred transaction costs	—	—	732
Conversion of warrants to common stock	—	—	6,033
Settlement of debt and related accretion	—	—	7,822

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 22— Subsequent Events

On October 3, 2008, AUSA entered into a loan agreement providing for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $5.0 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the maximum amount of $10.0 million (collectively, the “Loans”).  The Loans have a three-year maturity and, upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. The Loans will be secured by liens on and security interests in the personal property of AUSA and guaranteed by the subsidiaries of AUSA. The Company is not a guarantor to the Loans.

The interest rates of the Loans are, at the AUSA’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of AUSA for the prior fiscal quarter, as set forth in the Loan Agreement. The intercompany loan, with a principal amount of $2.0 million advanced on September 30, 2008, was repaid in full upon the closing of the Loans with the Bank on October 3, 2008.

In connection with the Loans, the holders of each Seller Note agreed to be subordinated to the lender with respect to payment and perfection. In addition, the maturity dates of each Seller Note was effectively extended to be no earlier than the date on which all of the outstanding obligations of AUSA to repay the outstanding principal and accrued and unpaid interest relating to the Loans are satisfied.

The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by AUSA.

Under the terms of the new credit facility, as of October 3, 2008, the Company is indebted for $10 million in term debt and $7.0 million through the line of credit.  As a result of the repayment terms under the new credit facility, the short term portion of the scheduled debt has increased from $2.3 million to $3.7 million.

As a result of a review of anticipated capital expenditures for the remainder of the 2008 fiscal year, on November 12, 2008, the Company discovered that it was in excess of the limit of $2.5 million provided for in its loan agreement with its subordinated debt lender and accordingly on November 12, 2008, the Company requested and received a waiver to increase the limit to $3 million in exchange for a $25,000 fee.

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

Overview

Argyle Security, Inc. (“Argyle”) is a Delaware corporation that was incorporated on June 22, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination.  Argyle completed its initial public offering in January 2006.  As provided in its certificate of incorporation, Argyle was required, by July 30, 2007, to consummate a business combination, or enter a letter of intent, agreement in principle or definitive agreement relating to a business combination, in which case Argyle would be allowed an additional six months to complete the transactions contemplated by such agreement.

On July 31, 2007, pursuant to the terms of a merger agreement, dated December 8, 2006, as amended on June 29, 2007 and July 11, 2007 (the “Merger Agreement”), Argyle acquired all of the assets and liabilities of ISI Security Group, Inc. (f/k/a ISI-Detention Contracting Group, Inc.)(“ISI”), currently referred to as Argyle Security USA (“AUSA”).  As a result of the merger, ISI became a wholly owned subsidiary of Argyle.

On January 1, 2008, MCFSA, Ltd. (“MCS Commercial”) and all of the partnership interests of which are directly or indirectly wholly owned by AUSA, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

On January 4, 2008, AUSA acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (“PDI”).  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of AUSA, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding limited liability company units of Com-Tec Security LLC (“Com-Tec”), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communications systems.

AUSA is a detention and commercial equipment contractor that specializes designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment for correctional facilities and institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. AUSA also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.

In February 2008, we reorganized our business under the name of Argyle Security USA, or AUSA, through which we provide physical security solutions to commercial, governmental and correctional customers.  Argyle Security USA has two reporting segments: “Argyle Corrections” and “Argyle Commercial Security”.

Argyle Corrections consists of all of our businesses in the corrections sector, including ISI, Metroplex Control Systems, Inc. (“MCS”) as well as Com-Tec. and PDI.  Com-Tec and PDI were acquired in January 2008.  The Argyle Corrections segment includes:

• ISI (also referred to historically as ISI-Detention) which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

• MCS (also referred to historically as MCS-Detention) which designs, engineers, supplies, installs and maintains complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities;

• PDI which is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

• Com-Tec which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Corrections specializes in turnkey installations for public and privately-owned/operated detention facilities in designs, assembles, supplies, installs, and maintains access control, video and integrated electronic control systems for correctional and government facilities throughout the United States. Argyle Corrections offers a complete array of electronic security system solutions revolving around access control including: electronic locking systems and hardware and security doors and frames. Argyle Corrections also includes the sale and design of jail furniture, security glazing and other security-based systems. It also provides the above goods and services to detention market integrators, electrical contractors and competitors of AUSA that lack their own in-house electronic solutions. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Argyle Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support and full installation capabilities.

Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial and industrial facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security is the only active member of this business segment and is referred to historically as MCS-Commercial. Argyle Federal Systems is currently an inactive business unit. Argyle Commercial Security currently operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI before it was acquired by Argyle.

The following is an illustration of our business segments and business units.

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

Percentage-of-Completion Estimates — Other than for PDI, AUSA and its business units each uses percentage-of-completion accounting to determine Revenue and Gross Margin earned on projects. Estimating the percentage completion on a project is a critical estimate used by AUSA when budgeting for its projects. This estimate is determined as follows:

•	The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor and labor.

•	As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.

•	The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.

•

On a monthly basis, management, along with project managers who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost-to-complete estimate calculated by the management and the project managers differ, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases the percentage complete on the project.

•

Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. AUSA recognizes revenues on signed contracts and change orders. AUSA generally recognizes revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. AUSA generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage-of-completion.

These estimates of project percentage-of-completion of a project determine the amounts of Revenues and Gross Margin that are earned to date on a project. For example, if a contract is $100,000 with a 20% Gross Margin of $20,000, then a project that is estimated to be 50% complete accrues $50,000 in Revenues and $10,000 in Gross Margin. If the percentage completed is adjusted to 25%, then the Revenues on the contact would be $25,000, and the Earned Gross Margin would be $5,000. These estimates would be changed in the current month, and the actual accrual of the Revenues and Gross Margin earned on this project would be reduced in the current month.

During the nine months ended September 30, 2008, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,500 active Construction Contracts in the Company’s Work–in-Process.  As a result of the review, the cost estimates for the in-process Construction Contracts (that existed as of year-ended December 31, 2007) increased by a net $4.4 million. In a few cases, the reviews resulted in a total of $0.5 million ($0.08 basic and diluted earnings per share) in contract loss accruals that have been have been computed as Cost-of-Sales for the nine months ended September 30, 2008.    Of the aforementioned net estimated cost increases of $4.4 million, 37 contracts had cost estimate changes of approximately $100,000 or greater resulting in $4.9 million of the net increase.  26 of the 37 contracts resulted in cost estimate increases totaling $7.4 million while 11 contracts had estimated cost decreases totaling $2.5 million.  Approximately 1,450 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $0.5 million.

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

Costs incurred prior to the award of contracts are expensed as incurred. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset “Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability “Billings in Excess of Costs and Estimated Earnings on Incomplete Contracts” represents billings in excess of revenues recognized.

Revenue Recognition for Shipped Products - Revenue is recognized by PDI when the product is received by the customer in accordance with the contractual shipping terms. All of the shipping of products to PDI’s customers is FOB Destination whereby title passes to the purchase when the product reaches its destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.

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

IBNR Estimates for Health Insurance - On a quarterly basis, Argyle estimates its Health Insurance Cost, for its self-insured employee base at the acquired companies AUSA and Com-Tec, based upon expected health insurance claims for the current year. The insurance company which provides both the stop-loss and total aggregate insurance coverages also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. Argyle uses the average claims history for the trailing the 12 months as its basis for accruing health care cost.

Deferred Income Taxes - Deferred Income Taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Allowance for Doubtful Accounts - Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over previous periods are compared on a percentage basis to the aggregate sales for the same periods. The resulting percentage is applied to the year-to-date sales and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

Goodwill - Represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.  Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.  Our annual impairment review requires extensive use of accounting judgment and financial estimates.   The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During our quarter ended September 30, 2008, the Company began an analysis of Goodwill Impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, for the ISI acquisition completed July 31, 2007, the acquisition of Fire Quest on January 1, 2008, the acquisition of PDI on January 4, 2008 and the acquisition of Com-Tec on January 31, 2008.   The initial analysis (first step) was performed by the Company’s management team and a valuation firm after the conclusion of the quarter.  Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which require us to perform a goodwill impairment analysis as of September 30, 2008. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.

As of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2008, we had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of each business unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $16.9 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2008.  We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2008. There is a likelihood that adjustments to the goodwill impairment charge would need to be made when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2008.

Non Cash Compensation Expense - On January 1, 2006, Argyle adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Purchase options (ISO / non-qualified) grants:

Argyle computes the value of newly-issued purchase options (ISO and non-qualified) on the date of grant by utilizing the Black-Scholes valuation model based upon their expected life vesting period, industry comparables for volatility and the risk-free rate on US Government securities with matching maturities. The value of the purchase options are then straight-line expensed over the life of the purchase options.

Restricted stock and performance unit award grants:

Argyle computes the value of newly issued stock grants on the date of grant based on the share price as of the award date. The values of the common shares are then straight-line expensed over the life of the corresponding vesting period.

The Company recognizes compensation expense on the performance unit awards based on the fair value of the underlying common stock at the end of each quarter over the remaining vesting period.

Pro Forma and Adjusted Pro Forma Financial Information; Non-GAAP Presentation

Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we do not believe a comparison of the results of operations and cash flows for the three and nine months ended September 30, 2008 versus September 30, 2007 is beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the three and nine months ended September 30, 2007 and September 30, 2008, we are presenting in this Management’s Discussion and Analysis section, the Pro Forma and Adjusted Pro Forma results of operations for the Company and the acquisitions for the three and nine months ended September 30, 2008 and September 30, 2007 as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We derived the pro forma results and adjusted pro forma results of operations from (i) the unaudited consolidated financial statements of ISI for the one and seven months ended July 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the three and nine months ended September 30, 2007, (iii) the unaudited financial statements of PDI for the three and nine months ended September 30, 2007, (iv) the unaudited financial statements of Fire Quest for the three and nine months ended September 30, 2007 and (v) the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007. We are presenting the pro forma and the adjusted pro forma information in order to provide, what we believe to be, a more meaningful comparison of our operating results with prior periods.

Adjusted Pro Forma Net Income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted Pro Forma Net Income in order to present the results of our major operations, the construction, installation, marketing and sale of various electronic security systems for commercial accounts, and detention hardware (including security doors and frames, jail furniture, security glazing, and other security-based systems) and electronic control systems for correctional facilities, prior to considering certain income statement elements, principally amortization of intangible assets.  We have defined Adjusted Pro Forma Net Income as Net Income before the impact of purchase accounting for acquisitions, acquisition-related costs, amortization of intangibles, discontinued operations and certain significant items including one-time expenses associated with stock appreciation rights. The Adjusted Pro Forma Net Income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net Income.

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

•

Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments, and share-based payments for various levels of management will consider financial measures that include Adjusted Pro Forma Net Income and the associated earnings per share. The Adjusted Pro Forma Net Income measure will represent a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of an objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans.

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

We also recognize that, as an internal measure of performance, the Adjusted Pro Forma Net Income and the associated earnings per share measure has limitations which is the reason we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted Pro Forma Net Income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the security detention and construction industries.

In addition, annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments and share-based payments for various levels of management that may be made in future years may include a non-discretionary formula that measures our performance using revenue growth and relative total shareholder return.

Adjusted Pro Forma EBITDA is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. Additionally, we use Adjusted Pro Forma EBITDA for internal performance measurements. EBITDA is not a recognized term under GAAP. Argyle and AUSA compute EBITDA using the same consistent method from quarter to quarter. EBITDA includes Net Income before interest, taxes, depreciation and amortization. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Argyle Security, Inc

Adjusted Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Contract revenues	$22,583	$15,383	$74,200	$37,919
Contract revenues - related party	2,906	8,132	15,131	21,299
Service and other revenues	6,211	4,520	18,191	13,923
Total revenues	31,700	28,035	107,522	73,141
Cost of revenues:
Contract costs	21,951	18,311	73,415	45,589
Service and other costs, excluding amortization of intangibles	5,013	3,219	14,025	10,162
Total cost of revenues	26,964	21,530	87,440	55,751
Gross profit	4,736	6,505	20,082	17,390
Operating expenses:
Salaries and related expense, including stock-based compensation of $226 and $975 for the three and nine months 2008, respectively.	3,068	2,185	10,056	6,968
Consulting fees and outside services	916	445	2,501	1,052
Depreciation	523	340	1,583	932
Other general and administrative expenses	1,965	1,822	5,304	4,568
Goodwill impairment	16,928	—	16,928	—
Amortization of intangible assets	—	—	—	—
Total operating expenses	23,400	4,792	36,372	13,520
Operating loss	(18,664)	1,713	(16,290)	3,870
Other income (expense):
Interest income	58	60	136	171
Interest expense	(997)	(479)	(2,695)	(2,235)
Total other income (expense)	(939)	(419)	(2,559)	(2,064)
Income (loss) before provision for income taxes	(19,603)	1,294	(18,849)	1,806
Provision (benefit) for income taxes	(2,260)	(936)	(1,867)	(610)
Net income (loss)	$(17,343)	$2,230	$(16,982)	$2,416
Deferred interest, net of taxes, subject to possible redemption	—	—	—	—
Dividends on convertible preferred stockholders	115	—	201	—
Net income (loss) allocable to holders of non-redeemable common stock	$(17,458)	$2,230	$(17,183)	$2,416

EBITDA Calculation:
Interest, net	939	419	2,559	2,064
Depreciation	543	384	1,659	1,064
Taxes, net	(2,260)	(936)	(1,867)	(610)
EBITDA	$(18,121)	$2,097	$(14,631)	$4,934

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,799,342	5,466,200	5,796,605	5,002,003
Diluted	5,799,342	6,843,646	5,796,605	6,358,007
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(3.01)	$0.41	$(2.96)	$0.48
Diluted	$(3.01)	$0.33	$(2.96)	$0.38

Below is a reconciliation of GAAP Net Income (Loss) to Pro Forma Net Income (Loss), Adjusted Pro Forma Net Income (Loss) and to Pro Forma EBITDA.  The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Reconciliation of GAAP Net Income to Pro Forma Net Income,

Adjusted Pro Forma Net Income and Pro Forma EBITDA

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
GAAP net income (loss)	$(18,367)	$(116)	$(20,121)	$(15)
Pro forma adjustments - addbacks (reductions)
Argyle salary expense (increase) for management team in 2007	—	(74)	—	(518)
SARS expense reduction for 2007	—	1,363	—	1,363
Non-cash compensation expense (increase) for 2007	—	(141)	—	(424)
Depreciation expense (increase) on revalued assets in 2007	—	(56)	—	(214)
Amortization of intangible expense (increase) in cost of goods sold for 2008 and 2007	—	(721)	(37)	(3,285)
Amortization of intangible expense (increase) in operating expenses for 2008 and 2007	—	(211)	(20)	(1,079)
Reduction in rent expense for 2008 and 2007	—	34	6	104
Interest income increase / (reduction) for 2008 and 2007	—	(109)	—	(763)
Interest expense (increase) / reduction for 2008 and 2007	—	56	(39)	1,454
Income / (loss) from predecessor - Argyle Security USA for 2007	—	946	—	450
Income / (loss) from predecessor - Firequest for 2007	—	79	—	239
Income / (loss) from predecessor - PDI for 2007	—	112	—	425
Income / (loss) from predecessor - Com-Tec for January 2008 and 2007	—	136	44	288
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	—	(430)	33	902
Pro forma net income (loss)	$(18,367)	$868	$(20,134)	$(1,073)
Amortization of intangible expense in cost of goods sold for 2008 and 2007	1,218	1,282	3,784	3,846
Amortization of intangible expense in operating expenses for 2008 and 2007	434	434	1,301	1,301
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	(628)	(354)	(1,933)	(1,658)
Adjusted pro forma net income (loss)	$(17,343)	$2,230	$(16,982)	$2,416
Interest, net	939	419	2,559	2,064
Depreciation expense	543	384	1,659	1,064
Taxes, net	(2,260)	(936)	(1,867)	(610)
Pro forma EBITDA	$(18,121)	$2,097	$(14,631)	$4,934

GAAP weighted average common shares outstanding - basic	5,799,342	5,436,200	5,796,605	5,002,003
Restricted stock	—	30,000	—	—
Pro forma and adjusted pro forma weighted average common shares outstanding - basic	5,799,342	5,466,200	5,796,605	5,002,003

GAAP weighted average common shares outstanding - diluted	5,799,342	5,436,200	5,796,605	5,002,003
Restricted stock	—	125,000	—	95,000
Stock warrants	—	1,089,946	—	1,068,504
Convertible debt	—	192,500	—	192,500
Pro forma and adjusted pro forma weighted average common shares outstanding - diluted	5,799,342	6,843,646	5,796,605	6,358,007

Below is a table of Adjusted Pro Forma Revenues, Cost of Sales, and Gross Margins for the three months ended September 30, 2008 and 2007.

Adjusted Pro Forma Segment P&L

(unaudited)

(in thousands)

	Three Months September 30, 2008			Three Months September 30, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$18,731	$6,758	$25,489	$17,588	$5,927	$23,515	6.5%	14.0%	8.4%
Service and other revenues	3,820	2,391	6,211	2,145	2,375	4,520	78.1%	0.7%	37.4%
Total net revenues	$22,551	$9,149	$31,700	$19,733	$8,302	$28,035	14.3%	10.2%	13.1%
% of total	71.1%	28.9%		70.4%	29.6%
Cost of revenues
Contract costs / contract costs - related party	$16,742	$5,209	$21,951	$13,671	$4,640	$18,311	22.5%	12.3%	19.9%
Service and other costs	3,366	1,647	5,013	1,590	1,629	3,219	111.7%	1.1%	55.7%
Total cost of revenues	$20,108	$6,856	$26,964	$15,261	$6,269	$21,530	31.8%	9.4%	25.2%
Gross margin
Contract margins / contract margins - related party	$1,989	$1,549	$3,538	$3,917	$1,287	$5,204	(49.2)%	20.4%	(32.0)%
Service and other margins	454	744	1,198	555	746	1,301	18.2%	(0.3)%	(7.9)%
Total gross margin	$2,443	$2,293	$4,736	$4,472	$2,033	$6,505	(45.4)%	12.8%	(27.2)%
Gross margin percentage
Contract revenues / contract revenues - related party	10.6%	22.9%	13.9%	22.3%	21.7%	22.1%	(52.5)%	5.5%	(37.1)%
Service and other revenues	11.9%	31.1%	19.3%	25.9%	31.4%	28.8%	54.1%	(1.0)%	(33.0)%
Total gross margin percentage	10.8%	25.1%	14.9%	22.7%	24.5%	23.2%	(52.4)%	2.4%	(35.8)%

Below is a table of Adjusted Pro Forma Revenues, Cost of Sales, and Gross Margins for the nine months ended September 30, 2008 and 2007.

Adjusted Pro Forma Segment P&L

(unaudited)

(in thousands)

	Nine Months September 30, 2008			Nine Months September 30, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$71,492	$17,839	$89,331	$42,666	$16,552	$59,218	67.6%	7.8%	50.9%
Service and other revenues	11,659	6,532	18,191	5,974	7,949	13,923	95.2%	(17.8)%	30.7%
Total net revenues	$83,151	$24,371	$107,522	$48,640	$24,501	$73,141	71.0%	(0.5)%	47.0%
% of total	77.3%	22.7%		66.5%	33.5%
Cost of revenues
Contract costs / contract costs - related party	$59,568	$13,847	$73,415	$32,400	$13,189	$45,589	83.9%	5.0%	61.0%
Service and other costs	9,322	4,703	14,025	4,279	5,883	10,162	117.9%	(20.1)%	38.0%
Total cost of revenues	$68,890	$18,550	$87,440	$36,679	$19,072	$55,751	87.8%	(2.7)%	56.8%
Gross margin
Contract margins / contract margins - related party	$11,924	$3,992	$15,916	$10,266	$3,363	$13,629	16.2%	18.7%	16.8%
Service and other margins	2,337	1,829	4,166	1,695	2,066	3,761	(37.9)%	(11.5)%	10.8%
Total gross margin	$14,261	$5,821	$20,082	$11,961	$5,429	$17,390	19.2%	7.2%	15.5%
Gross margin percentage
Contract revenues / contract revenues - related party	16.7%	22.4%	17.8%	24.1%	20.3%	23.0%	(30.7)%	10.3%	(22.6)%
Service and other revenues	20.0%	28.0%	22.9%	28.4%	26.0%	27.0%	29.6%	7.7%	(15.2)%
Total gross margin percentage	17.2%	23.9%	18.7%	24.6%	22.2%	23.8%	(30.1)%	7.7%	(21.4)%

Discussion of Financial Results

For the three months ended September 30, 2008, Argyle Corrections Revenues increased by 14.3% of total Company revenues from the same period in 2007.  Argyle Commercial Security’s Revenues rose by 10.2%.  The total Company Margin decrease from 23.2% to 14.9% was directly attributable to the decreased margins in Argyle Corrections (which decreased 52.4%) while the Argyle Commercial Security’s Gross Margins increased by 2.4% over the same period.  For the nine months ended September 30, 2008, Argyle Corrections revenues increased by 71.0% of total Company revenues from the same period in 2007.  The total Company Gross Margin decrease from 23.8% to 18.7% was directly attributable to the decreased Gross Margins in the Argyle Corrections which decreased 30.1% while Argyle Commercial Security’s Gross Margins increased by 7.7% over the same period.

Argyle Corrections captured additional market share due to its repeat customers.  This capture rate enabled Argyle Corrections to enjoy Revenue growth. Although the Argyle Corrections enjoyed an increase in Revenues during the three months ended September 30, 2008, Gross Margins eroded largely as a result of the inability to control job related expenses and efficiently staff a number of projects booked in during 2007.  Initially, a lack of experience (of our existing workforce and newly hired workforce) resulted in a large learning curve to become efficient and effective in our operations. The need to properly train our workforce resulted in a high level of inefficiencies that caused greater labor hours to be utilized which were not initially accounted for in the projected project budget.

Effect of New Sales Bookings

Typically, new bookings result in Revenue within six to twelve months. Despite an increase in market share, shortfalls in anticipated new sales bookings in the fourth quarter of 2007 and the first half of 2008 have directly caused an estimated $1.2 million negative impact on Gross Margin 2008.  This shortfall is primarily due to a dramatic slowdown in the activity of private prison developers. Based on discussions with industry professionals and municipal buyers, it appears that this slowdown has been caused by two factors: (i) the turbulent economy, which is reducing State and Municipal Tax Revenues and (ii) the fact that 2008 was an presidential election year, when historically many politicians have waited until after the elections to decide or vote on things, such as jail and prison funding.

We have, however, recently seen that the number of new projects has increased and that the volume of pending work (which is quoted work, waiting on a customer’s final decision to buy) has increased over the past few months.  We believe that this means that the projects did not start as soon in the year as we had originally forecasted.

Revenues

More than 92% are generated by fixed-price contracts (both “hard bid” and design build contracts). The success of a fixed-price contract is based in large part upon the quality of the process utilized when estimating the costs that will be incurred in performing the contract. The larger the project and the longer the term of completion of the contract, the greater the number of variable factors there are to be considered and evaluated in estimating costs. A successful estimating process requires substantial experience and judgment. Management is aware of the significant need for experienced and qualified estimating personnel and regularly monitors the estimating process and its results.

The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by AUSA’s competitors on the same project. If possible, management evaluates the bids that were submitted in competition with AUSA’s bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review provides management with an ongoing general basis for evaluating the estimating process that result in fixed-price contracts. Evaluating the results of bidding competitions allows management to evaluate the Company’s estimating capabilities at the beginning or “front end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

AUSA also generates Service Revenues from one-time or recurring contracts. These are generally short-term projects which are evidenced by signed service agreements, customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by AUSA. Service Revenues are recognized when the services have been delivered to and accepted by the customer.

Cost of Revenues

Cost of Revenues consists of the direct costs to complete a fixed-price contract (both bid and design build contracts) and includes variable costs related to the project, such as material, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, truck expenses utilized on those projects and cell phones of the personnel while they are on those projects. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses consist primarily of salaries, commissions and benefits for sales, labor and administrative personnel, including human resources, executive, accounting and legal personnel. These expenses also include fees for professional services and other administrative expenses.

Goodwill Impairment

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During our quarter ended September 30, 2008, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which require us to perform a goodwill impairment analysis as of September 30, 2008. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2008, we had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of each business unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.

Accordingly, we have recorded a $16.9 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2008.  We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2008. There is a likelihood that adjustments to the goodwill impairment charge would need to be made when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2008.  Management believes that the $16.9 million adjustment and any subsequent adjustments did not and will not have any impact to the Company’s tangible net book value, liquidity or debt covenant measurements.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenues

Prior to our acquisition of AUSA in the third quarter of 2007, we had no Revenues. Because of the timing of the acquisition, a comparison of the three months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Revenues for the three months ended September 30, 2008 to the 2007 period.

Pro Forma Net Revenues

The following table presents Pro Forma Net Revenues for the three months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Revenues
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Contract revenues	$22,583	71.2%	$15,383	54.9%	$7,200	46.8%
Contract revenues - related party	2,906	9.2%	8,132	29.0%	(5,226)	(64.3)%
Service and other revenues	6,211	19.6%	4,520	16.1%	1,691	37.4%
Total revenues	$31,700	100.0%	$28,035	100.0%	$3,665	13.1%

In the last three years the corrections and commercial security markets have been growing, which has been a factor in our increased Revenues.  We have seen an increase in Revenues as a result of an increase in the sale of prison furniture by PDI, an increase in the sales made by Com-Tec and a substantial increase in the number of sales and service calls by Argyle Commercial Security. ISI and MCS Detention also saw growth due to an increase in the number of projects performed during the period.  On a pro forma basis, we had Revenues of $31.7 million (including Related Party Revenue of $2.9 million) and $28.0 million (including Related Party Revenue of $8.1 million) for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $3.7 million or 13.1%. The increase in Revenues is also due to an increase in Contract Revenues in our Argyle Corrections business segment. The increase in the number of contracts is primarily due to several major factors including, but not limited to, the development and integration of new product solutions through the development of internal software applications that has allowed us to capture a larger part of the market in the Argyle Corrections business segment. Year-over-year Service Revenues (when excluding Other Revenues from manufacturing) have increased by $0.8 million for the three months ended September 30, 2008 versus 2007.  On a pro forma basis, Other Revenues from the Argyle Commercial Security business segment were $2.4 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively.  The Company has focused on building its Service Revenues base by adding sales people and improving performance to retain more customers and to increase Service Revenues.

The Pro Forma Revenue mix was 80.4% Contract Revenues and 19.6% Service and Other Revenues for the three months ended September 30, 2008 compared to 83.9% and 16.1%, respectively, for the corresponding period in 2007.

As used in this analysis, “Related Party Revenues” are revenues which are generated by work subcontracted from ISI*MCS (an entity owned by Sam Youngblood, President of AUSA, and by Don Carr, President of AUSA – Corrections).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The subcontracted work was for third party customers of ISI*MCS that required bonded contracts.  Since the acquisition of ISI by Argyle, ISI*MCS no longer provides bonding and subcontract work to ISI (now referred to AUSA).  AUSA has secured its own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third party customers.  As a result, the amount of Related Party Revenues will continue to decrease as the contracts with ISI*MCS outstanding at the time of the merger are completed.

Cost of Revenues

Prior to our acquisition of AUSA in the third quarter of 2007, we had no Cost of Revenues. Because of the timing of the acquisition, a comparison of the three months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Cost of Revenues for the three months ended September 30, 2008 to the 2007 period.

Adjusted Pro Forma Cost of Revenues

The following table reconciles Adjusted Pro Forma Cost of Revenues to Pro Forma Cost of Revenues for the three months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenues
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Contract costs	$21,951	69.2%	$18,311	65.3%	$3,640	19.9%
Service and other costs, excluding amortization of intangibles	5,013	15.8%	3,219	11.5%	1,794	55.7%
Adjusted pro forma total cost of revenues	26,964	85.1%	21,530	76.8%	5,434	25.2%
Amortization of intangibles	1,218	3.8%	1,282	4.6%	—	0.0%
Pro forma cost of revenues, including amortization of intangibles	$28,182	88.9%	$22,812	81.4%	$5,434	23.8%

On a pro forma basis, Cost of Revenues increased by $5.4 million, or 23.8%, to $28.2 million for the three months ended September 30, 2008, compared to $22.8 million for the corresponding period in 2007. On an adjusted pro forma basis, Cost of Revenues increased by $5.4 million, or 25.2%, to $26.9 million for the three months ended September 30, 2008, compared to $21.5 million for the corresponding period in 2007. The amortization of acquired backlog has been allocated to Cost of Revenues. The impact of this amortization (which was excluded from Adjusted Pro Forma Cost of Revenues) for the three months ended September 30, 2008 was $1.2 million. The increase in Cost of Revenues resulted from AUSA working on a greater number of projects in 2008 than in 2007.  The percentage of Cost of Revenues has increased in 2008, due primarily to numerous projects that ran over budget. In order to timely complete projects and service the customer, we incurred higher travel, overtime and contracting expenses to complete the work. In addition, on certain projects there were costs which were substantially higher than anticipated, and such costs were not recovered.

The hiring and training process for the critical role of project managers (“PM” or “PMs”) had diminished significantly as management responded to the dramatic growth in sales.  This resulted in a quick hiring process with minimal vetting to meet demand. Subsequently, newly hired PMs managed substantial projects with very little oversight and without following established operational controls and systems.  A significant factor contributing to the reduced margins at ISI and MCS Detention was the poor handling of several projects, including a single project at ISI and MCS Detention that had cost overruns of approximately $2.6 million to date.  However, without the effect of the single job, ISI has had sufficient other jobs that were/are in a net under-run position such that ISI was expected to be in an acceptable “small-slip” condition for the year.

Another major impact on the Cost of Revenues was the escalation of steel prices which began to rise toward the end of the second quarter. Domestic material cost increases of approximately 40% have increased our Cost of Sales on U.S. manufactured product by approximately $150,000 per month.  Pricing climbed from an average of $0.40 per pound to $0.56 per pound.  Although PDI was able to renegotiate some contracts, and others had existing pricing that was high enough to absorb the higher steel prices, we were unable to recover about $50,000 per month from smaller contracts and contracts that we were unable to renegotiate. Indicators, such as reductions in scrap prices (the base material in the production of steel) and very low demand, have been putting downward pressure on the price of steel.

During the later part of the quarter, we accelerated a plan to reduce costs and improve efficiencies. We have negotiated reduced salaries with certain employees, and we unfortunately had to terminate several employees (some because their positions were eliminated and others because of performance reasons). In addition, we have implemented plans to reduce expenditures for items such as cellular phones, computers and tools. Further, we have implemented a Company-wide plan to review cost-to-complete estimates and man-loading efficiencies.  We have also implemented a comprehensive training program intended to increase the effectiveness of our labor force (particularly in all aspects of project management) and create redundancies which should reduce the higher-than-expected cost for overtime and rework.

Another reason for the increase in expenses involved the direct and indirect expenses related to rework on product that did not meet our customer’s specifications. The labor that PDI has used in order to affect the rework repairs was taken from PDI’s regular work force and, therefore, reduced the amount of labor available to produce customer orders, thereby reducing the material markup that would have reduced Cost of Sales.  PDI was not able to recapture the expenses by charging customers more for products.

The amortization of acquired backlog in the Cost of Sales section has been allocated to Cost of Revenues and represents the only difference between Pro Forma Gross Margins and Adjusted Pro Forma Gross Margins for the three months ended September 30, 2008 and 2007 period.

Gross Margin

Prior to our acquisition of AUSA in the third quarter of 2007, we had no Gross Margin. Because of the timing of the acquisition, a comparison of the three months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Gross Margin for the three months ended September 30, 2008 to the 2007 period.

Adjusted Pro Forma Gross Margin

The following table reconciles Adjusted Pro Forma Gross Margin to Pro Forma Gross Margin for the three months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma gross margin	$4,736	14.9%	$6,505	23.2%	$(1,769)	(27.2)%
Amortization of intangibles	(1,218)	-3.8%	(1,282)	-4.6%	64	(5.0)%
Pro forma gross margin	$3,518	11.1%	$5,223	18.6%	$(1,705)	(32.6)%

On a pro forma basis for the three months ended September 30, 2008, there was Gross Margin of $3.5 million compared to a Gross Margin of $5.2 million for the corresponding period in 2007. On an adjusted pro forma basis for the three months ended September 30, 2008, there was Gross Margin of $4.7 million compared to a Gross Margin of $6.5 million for the corresponding period in 2007.  The Pro Forma Gross Margin fell from 18.6% to 11.1%, and the Adjusted Pro Forma Gross Margin fell from 23.2% to 14.9% because of the increase in expenses described above.

In general, AUSA realized Gross Margin erosion primarily as a result of net job costs exceeding estimates at MCS Detention, cost control issues at ISI (including cost overruns at a single job), as well as increases in the cost of raw materials and single-source supplier cost increases at PDI. As noted previously, the major issue causing ISI margin erosion is related to a single project that is currently being finished. Margin erosion in MCS largely relates to issues similar to those experienced by ISI. Additionally, we did not have a system in place at MCS that prevented overselling to potential customers based on our capacity to perform their work.  In order to meet customer expectations, excessive overtime and additional manpower was required with tight delivery deadlines, which added unexpected costs to certain projects.

Margin erosion at PDI was attributable to various reasons, including the impact of several issues occurring simultaneously. One of the main issues involved inefficient job scheduling.  When PDI provides a quote for its customers, PDI does not typically know the schedule for when the work will need to be performed once a quote is accepted. PDI had historically only been concerned with the overall size of its backlog and not the timing for production and delivery.  Despite the fact that PDI had been growing, there was always excess capacity which historically had never been a significant issue.  However, as the third quarter of 2008 progressed, PDI was faced with delivery demands by multiple customers within the same time frame.

Operating Expenses

Operating Expenses increased to $23.8 million for the three months ended September 30, 2008, compared to $3.6 million for the corresponding period in 2007.  A significant factor contributing to these expense increases were $16.9 million in Goodwill impairment charges, $1.0 million in legal and accounting fees and $226,000 in non-cash compensation expenses resulting from SFAS 123(R).  Absent non-cash charges, Operating Expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  In addition, we saw an increase in operating expenses as a result of the hiring of new personnel and the associated recruiting costs and purchasing of systems required to transition former privately held companies into becoming fully integrated business segments of a public reporting company.  To assist us in reducing operating expenses in the future Argyle has implemented cost reduction initiatives to reduce overhead and discretionary spending. Also, Argyle has hired an in-house general counsel which is anticipated to reduce legal costs. Also, the Co-Chief Executive Officers and Chief Financial Officer have agreed to forego agreed upon cash bonus compensation and the Co-Chief Executive Officers have agreed to not request reimbursement for travel and entertainment expenses.  Over the past several months, steps have been taken to reduce total operating expenses by approximately $1.5 million (annualized) at AUSA. In order to achieve this reduction, AUSA has eliminated its bonus plan for the last half of 2008, reduced the base salaries of several management employees and has terminated both direct and indirect employees.

Adjusted Pro Forma Operating Expenses

The following table reconciles Adjusted Pro Forma Operating Expenses to Pro Forma Operating Expenses for the three months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma total operating expenses	$23,400	73.8%	$4,792	17.1%	$18,608	388.3%
Amortization of intangible assets	434	1.4%	434	1.5%	—	0.0%
Pro forma total operating expenses	$23,834	75.2%	$5,226	18.6%	$18,608	356.1%

On a pro forma basis, Operating Expenses increased $18.6 million, or 356.1% to $23.8 million for the three months ended September 30, 2008, from $5.2 million for the corresponding period in 2007. On an adjusted pro forma basis, Operating Expenses increased $18.6 million, or 388.3% to $23.4 million for the three months ended September 30, 2008 from $4.8 million for the corresponding period in 2007. The increase is primarily due to the impact of a Non-Cash Goodwill Impairment Charge and additional expenses needed to support the increased number of projects on which AUSA is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The increase in Operating Expenses is also attributable to the increase in accounting personnel required to migrate several of our subsidiaries from privately held companies to become integrated into a public company.  In addition to the reporting requirements of a public company, the growth in Revenues and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased costs associated with a public company included legal fees along with external accounting and consulting fees.

As discussed in Note 2 of the unaudited consolidated financial statements, $16.9 million in Non-Cash Goodwill Impairment Charges were recognized in the three months ended September 30, 2008.  This increase accounted for 90.9% of the $18.6 million increase for the three months ended September 30, 2008 versus the same period in 2007. Operating Expenses excluding the Non-Cash Goodwill Impairment increased $1.7 million or 32.7% over the same period in 2007.

Additionally, $226,000 in Non-Cash Compensation Expense related to restricted stock grants and employee stock options was included in the Operating Expenses for the quarter ended September 30, 2008, compared to $192,000 for the same period in 2007. The amortization of customer base and software has been allocated to Operating Expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest during the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from Pro Forma Operating Expenses, was $0.4 million.

Other Income / Expense

Prior to July 2007, Total Other Income/Expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest Expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the three months ended September 30, 2008 was ($0.9) million, compared to expense of ($0.2) million for the corresponding period in 2007.

Pro Forma Other Income / Expense

The following table presents Pro Forma Interest and other income for the three months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Interest income	$58	0.2%	$60	0.2%	$(2)	(3.3)%
Interest expense	(997)	-3.1%	(479)	-1.7%	(518)	108.1%
Total other income (expense)	$(939)	-3.0%	$(419)	-1.5%	$(520)	124.1%

Pro Forma Interest Income for the three months ended September 30, 2008 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.  Pro forma Interest Expense for the three months ended September 30, 2008 and 2007 mainly represents interest on our line of credit, unsecured subordinated debt, and our notes issued during January 2008 for the acquisitions of Com-Tec, PDI and Fire Quest. Pro Forma Other Income /Expense increased to ($0.9) million for the three months ended September 30, 2008 from ($0.4) million for the corresponding period in 2007.

Net Income / (Loss)

For the three months ended September 30, 2008, we had Net Loss of ($18.4) million, compared to a net loss of ($116,000) for the corresponding period in 2007.  Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account. A significant impact on the Net Loss for the 2008 period was the $17.9 million in Non-Cash Goodwill Impairment Charges and Non-Cash Compensation Charges.

Adjusted Pro Forma Net Income/(Loss)

The following table reconciles Adjusted Pro Forma Net Income/(Loss) to Pro Forma Net Income /(Loss) for the three months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Net Income/(Loss)
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Adjusted pro forma net income (loss)	$(17,343)	-54.7%	$2,230	8.0%	$(19,573)	(877.7)%
Amortization of intangible assets	(1,652)	-5.2%	(1,716)	-6.1%	64	(3.7)%
Taxes, net	628	2.0%	354	1.3%	274	77.4%
Total pro forma net income (loss)	$(18,367)	-57.9%	$868	3.1%	$(19,235)	(2216.0)%

For the three months ended September 30, 2008, we had Pro Forma Net Loss of ($18.4) million compared to a Pro Forma Net Income of $0.9 million for the corresponding period in 2007.  For the three months ended September 30, 2008, we had an Adjusted Pro Forma Net Loss of ($17.3) million compared to an Adjusted Pro Forma Net Income of $2.2 million for the corresponding period in 2007. Our only source of income prior to the consummation of our initial business combination with AUSA was interest earned on the funds raised by Argyle in connection with its initial public offering and held in a trust account for use in a business combination.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table presents Pro Forma EBITDA for the three months ended September 30, 2008 and 2007 (in thousands):

Pro Forma EBITDA
	Three Months Ended		Three Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount %
Pro Forma EBITDA	$(18,121)	-57.2%	$2,097	7.5%	$(20,218)	(964.1)%

Pro Forma EBITDA decreased by $20.2 million to ($18.1) million in the three months ended September 30, 2008, compared to $2.1 million in the corresponding period in 2007.  The EBITDA Margin decreased to (57.2%) from 7.5% in the corresponding period in 2007.   The September 30, 2008 EBITDA includes $16.9 million in Non-Cash Goodwill Impairment Charges compared to $0 in the same period in 2007.  Additionally, the September 30, 2008 EBITDA includes $226,000 in Non-Cash Compensation Expense related to restricted stock grants and employee stock options for that period compared to $192,000 for the same period in 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenues

Prior to our acquisition of AUSA in the third quarter of 2007, we had no Revenues. Because of the timing of the acquisition, a comparison of the nine months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Revenues for the nine months ended September 30, 2008 to the 2007 period.

Pro Forma Net Revenues

The following table presents Pro Forma Net Revenues for the nine months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Revenues
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Contract revenues	$74,200	69.0%	$37,919	51.8%	$36,281	95.7%
Contract revenues - related party	15,131	14.1%	21,299	29.1%	(6,168)	(29.0)%
Service and other revenues	18,191	16.9%	13,923	19.0%	4,268	30.7%
Total revenues	$107,522	100.0%	$73,141	100.0%	$34,381	47.0%

On a pro forma basis, we had Revenues of $107.5 million (including Related Party Revenues of $15.1 million) and $73.1 million (including Related Party Revenues of $21.3 million) for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $34.4 million, or 47.0%. We have seen an increase in Revenues as a result of an increase in the sale of prison furniture by PDI, an increase in the sales made by Com-Tec and a substantial increase in the number of sales and service calls by Argyle Commercial Security. ISI and MCS Detention also saw growth due to an increase in the number of projects performed during the period.  The increase is also a result of the significant increase in Contract Revenues and is primarily due to several major factors including, but not limited to, the addition of new products through the development of internal software applications that has allowed the company to capture a larger part of the market in the Argyle Corrections Segment. The Company has focused on building its Service Revenue base by increasing the number of employed service people and improving performance to retain more customers and to the increase recurring Service Revenues. Year-over-year Service Revenues (when excluding Other Revenues from manufacturing) have increased by $0.1 million for the nine months ended September 30, 2008 versus 2007.  We had an unusually large $1.8-million service contract recognized in the same period 2007.  When excluding the $1.8 million opportunity in the quarter-ended September 30, 2007, Service Revenue and Other Sales Revenues actually increased by $1.9 million or 29.2% over the same period.  On a pro forma basis, Other Revenues from manufacturing were $10.1 million and $5.6 million, respectively, for the nine months ended September 30, 2008 and 2007.

The Pro Forma Revenue mix was 83.1% Contract Revenues and 16.9% Service and Other Revenues for the nine months ended September 30, 2008 compared to 81.0% and 19.0%, respectively, for the corresponding period in 2007.

In the last three years, the corrections and commercial security markets have been growing, which has been a factor in our increased Revenues.  We have seen an increase in Revenues as a result of an increase in the sale of prison furniture by PDI, an increase in the sales made by Com-Tec and a substantial increase in the number of sales and service calls by Argyle Commercial Security. ISI and MCS Detention also saw substantial growth due to an increase in the number of projects performed during 2008.

As used in this analysis, “Related Party Revenues” are revenues which are generated by work subcontracted from ISI*MCS (an entity owned by Sam Youngblood, President of AUSA, and by Don Carr, President of AUSA — Corrections).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The subcontracted work was for third-party customers of ISI*MCS that required bonded contracts.  After the acquisition of ISI by Argyle, ISI*MCS no longer provided bonding and subcontract work to ISI now referred to AUSA in 2008.  AUSA has secured its own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third party customers.  As a result, the amount of Related Party Revenues will continue to decrease as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

Cost of Revenues

Prior to our acquisition of AUSA in the third quarter of 2007, we had no Cost of Revenues. Because of the timing of the acquisition, a comparison of the nine months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Cost of Revenues for the nine months ended September 30, 2008 to the 2007 period.

Adjusted Pro Forma Cost of Revenues

The following table reconciles Adjusted Pro Forma Cost of Revenues to Pro Forma Cost of Revenues for the nine months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenue
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Contract costs	$73,415	68.3%	$45,589	62.3%	$27,826	61.0%
Service and other costs, excluding amortization of intangibles	14,025	13.0%	10,162	13.9%	3,863	0.0 38.0	% %
Adjusted pro forma total cost of revenues	87,440	81.3%	55,751	76.2%	31,689	56.8%
Amortization of intangibles	3,784	3.5%	3,846	5.3%	—	0.0%
Pro forma cost of revenues, including amortization of intangibles	$91,224	84.8%	$59,597	81.5%	$31,689	53.2%

On a pro forma basis, Cost of Revenues increased by $31.7 million, or 53.2%, to $91.2 million for the nine months ended September 30, 2008, compared to $59.5 million for the corresponding period in 2007.  On an adjusted pro forma basis, Cost of Revenues increased by $31.7 million, or 56.8%, to $87.4 million for the nine months ended September 30, 2008, compared to $55.7 million for the corresponding period in 2007. The amortization of acquired backlog has been allocated to the Cost of Revenues. The impact of this amortization (which was excluded from Adjusted Pro Forma Cost of Revenues) for the nine months ended September 30, 2008 was $3.8 million. The increase in Cost of Revenues resulted from AUSA working on a greater number of projects in 2008 than in 2007. The percentage of Cost of Revenues has increased in 2008 due primarily to numerous projects that were completed during the final month of the quarter.  Due to limited resources and the inability to delay the work until the following quarter month, the Company incurred higher travel, overtime and contracting expenses to complete the work. The increase in costs is also attributable to the increase in accounting personnel required to migrate several of our subsidiaries from privately held companies to become integrated into a public company.  In addition to the reporting requirements of a public company, the growth in Revenues and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased costs associated with a public company included legal fees, along with external accounting and consulting fees. Also, as mentioned above, the escalation of steel prices had a major impact on the Cost of Revenues.

The hiring and training process for the critical role of project managers (“PM” or “PMs”) had diminished significantly as management responded to the dramatic growth in sales.  This resulted in a quick hiring process with minimal vetting to meet demand. Subsequently, newly hired PMs managed substantial projects with very little oversight and without following established operational controls and systems.  A significant factor contributing to the reduced margins at ISI and MCS was the poor handling of several projects, including a single project at MCS that had cost overruns of approximately $2.6 million.  However, without the effect of the single job, ISI has had sufficient other jobs that were/are in a net under-run position such that ISI was expected to be in an acceptable “small-slip” condition for the year.  Also, as mentioned above, another major impact on the Cost of Revenues was the escalation of raw material prices which began to rise toward the end of the second quarter.

As mentioned above, during the later part of the quarter ended September 30, 2008, we accelerated a plan to reduce costs and improve efficiencies. In addition to the reduction in non-personnel related costs, we have negotiated reduced salaries for certain employees, and we unfortunately had to terminate several employees (some because their positions were eliminated and others because of performance reasons).

Gross Margin

 Prior to our acquisition of AUSA in the third quarter of 2007, we had no Gross Margin. Because of the timing of the acquisition, a comparison of the nine months ended September 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our Gross Margin for the nine months ended September 30, 2008 to the 2007 period.

Adjusted Pro Forma Gross Margin

The following table reconciles Adjusted Pro Forma Gross Margin to Pro Forma Gross Margin for the nine months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma gross margin	$20,082	18.7%	$17,390	23.8%	$2,692	15.5%
Amortization of intangibles	(3,784)	-3.5%	(3,846)	-5.3%	62	(1.6)%
Pro forma gross margin	$16,298	15.2%	$13,544	18.5%	$2,754	20.3%

On a pro forma basis for the nine months ended September 30, 2008, there was Gross Margin of $16.3 million, compared to a Gross Margin of $13.5 million for the corresponding period in 2007. On an adjusted pro forma basis for the nine months ended September 30, 2008, there was Gross Margin of $20.1 million compared to a Gross Margin of $17.4 million for the corresponding period in 2007. The Pro Forma Gross Margin fell from 18.5% to 15.2%, and the Adjusted Pro Forma Gross Margin fell from 23.8% to 18.7%, respectively, due to Cost of Sales increases as previously noted in our discussion of our three months ended September 30, 2008 and 2007.  The amortization of acquired backlog in the Cost of Sales section has been allocated to Cost of Revenues and represents the only difference between Pro Forma Gross Margins and Adjusted Pro Forma Gross Margins for the nine months ended September 30, 2008 and 2007.

In general, AUSA realized Gross Margin erosion primarily as a result of net job costs exceeding estimates at MCS Detention, cost control issues at ISI (including cost overruns at a single job), as well as increases in the cost of raw materials and single-source supplier cost increases at PDI. As noted previously, the major issue causing ISI margin erosion is related to a single project that is currently being finished. Margin erosion in MCS largely relates to issues similar to those experienced by ISI. Additionally, we did not have a system in place at MCS that prevented overselling to potential customers based on our capacity to perform their work.  In order to meet customer expectations, excessive overtime and additional manpower was required with tight delivery deadlines, which added unexpected costs to certain projects.

Margin erosion at PDI was attributable to various reasons, including the impact of several issues occurring simultaneously. One of the main issues involved inefficient job scheduling.  When PDI provides a quote for its customers, PDI does not typically know the schedule for when the work will need to be performed once a quote is accepted. PDI had historically only been concerned with the overall size of its backlog and not the timing for production and delivery.  Despite the fact that PDI had been growing, there was always excess capacity which historically had never been a significant issue.  However, as the third quarter of 2008 progressed, PDI was faced with delivery demands by customers within the same time frame.

Operating Expenses

Operating Expenses increased to $37.4 million for the nine months ended September 30, 2008, compared to $4.1 million for the corresponding period in 2007. A significant factor contributing to these expense increases were $16.9 million in Goodwill impairment charges, $1.0 million in legal and accounting fees and $226,000 in non-cash compensation expenses resulting from SFAS 123(R).  Absent non-cash charges, Operating Expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses, as well as amortization of intangible assets.  In addition to the items discussed above, we saw an increase in Operating Expenses as a result of the hiring of new personnel and purchasing of systems required to transition former privately held companies into becoming fully integrated business segments of a public reporting company.  Further, as discussed above, we have implemented a significant number of operating cost reduction initiatives, as well as reducing headcount and compensation to selected employees.

Adjusted Pro Forma Operating Expenses

The following table reconciles Adjusted Pro Forma Operating Expenses to Pro Forma Operating Expenses for the nine months ended September 30, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma total operating expenses	$36,372	33.8%	$13,520	18.5%	$22,852	169.0%
Amortization of intangible assets	1,301	1.2%	1,301	1.8%	—	0.0%
Pro forma total operating expenses	$37,673	35.0%	$14,821	20.3%	$22,852	154.2%

On a pro forma basis, Operating Expenses increased $22.9 million, or 154.2% to $37.7 million for the nine months ended September 30, 2008, from $14.8 million for the corresponding period in 2007. On an adjusted pro forma basis, Operating Expenses increased $22.9 million, or 154.2% to $36.4 million for the nine months ended September 30, 2008, from $13.5 million for the corresponding period in 2007. A significant factor contributing to these expense increases were Non-Cash Goodwill Impairment Charges and Non-Cash Compensation Expenses resulting from SFAS 123(R).  The increase is also due to additional expenses needed to support the increased number of projects on which AUSA is working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The increase in Operating Expenses is further attributable to the increase in accounting personnel required in migrating from a privately held company to a public company.  In addition to the reporting requirements of a public company, the growth in revenue and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased cost associated with a public company included legal fees, along with external accounting and consulting fees.

As discussed in Note 2 to the unaudited consolidated financial statements, $16.9 million in Non-Cash Goodwill Impairment Charges were recognized in the nine months ended September 30, 2008.  This increase accounted for 73.8% of the $22.9 million increase for the nine months ended September 30, 2008 versus the same period in 2007. Operating Expenses excluding the Non-Cash Goodwill Impairment Charges increased $6.0 million or 40.5% compared to the same period in 2007.

Additionally, $1.0 million in Non-Cash Compensation Expense related to restricted stock grants and employee stock options was included in the Operating Expenses for the nine months ended September 30, 2008, and $0.5 million for the same period in 2007. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest during the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from pro forma operating expenses, was $1.3 million.

Other Income / Expense

Prior to July 2007, Total Other Income/Expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest Expense represents interest on our line of credit, unsecured subordinated debt and notes issued in January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the nine months ended September 30, 2008 was an expense of ($2.5) million compared to income of $0.5 million for the corresponding period in 2007.

Pro Forma Other Income / Expense

The following table presents Pro Forma Interest and Other Income for the nine months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Interest income	$136	0.1%	$171	0.2%	$(35)	(20.5)%
Interest expense	(2,695)	-2.5%	(2,235)	-3.1%	(460)	20.6%
Total other income (expense)	$(2,559)	-2.4%	$(2,064)	-2.8%	$(495)	24.0%

Pro Forma Interest Income for the nine months ended September 30, 2008 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.  Pro Forma Interest Expense decreased to ($2.6) million for the nine months ended September 30, 2008 from ($2.1) million for the corresponding period in 2007.  Pro Forma Interest Expense for the nine months ended September 30, 2008 and 2007 mainly represents interest on our line of credit, unsecured subordinated debt and our notes issued in January 2008 for the acquisitions of Com-Tec, PDI and Fire Quest.

Net Income / (Loss)

For the nine months ended September 30, 2008, we had a Net Loss of ($20.1) million, compared to a Net Loss of ($15,000) for the corresponding period in 2007. The results of operations for the nine months ended September 30, 2008 include the results of operations for AUSA, Fire Quest and PDI from January 1, 2008, and the results of operations of Com-Tec from February 1, 2008. Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account. A significant impact on the Net Loss for the 2008 period was the $17.9 million in Non-Cash Goodwill Impairment Charges and the Non-Cash Compensation Charges.

Adjusted Pro Forma Net Income/(Loss)

The following table reconciles Adjusted Pro Forma Net Income/(Loss) to Pro Forma Net Income /(Loss) for the nine months ended September 30, 2008 and 2007 (in thousands):

	Pro Forma Net Income/(Loss)
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma net income (loss)	$(16,982)	-15.8%	$2,416	3.3%	$(19,398)	(802.9)%
Amortization of intangible assets	(5,085)	-4.7%	(5,147)	-7.0%	62	(1.2)%
Taxes, net	1,933	1.8%	1,658	2.3%	275	16.6%
Total pro forma net income (loss)	$(20,134)	-18.7%	$(1,073)	-1.5%	$(19,061)	1776.4%

For the nine months ended September 30, 2008, we had a Pro Forma Net Loss of ($20.1) million, compared to a Pro Forma Net Loss of ($1.1) million for the corresponding period in 2007. For the nine months ended September 30, 2008, we had an Adjusted Pro Forma Net Loss of ($17.0) million, compared to Adjusted Pro Forma Net Income of $2.4 for the corresponding period in 2007. Our only source of income prior to the consummation of our initial business combination with AUSA was interest earned on the funds raised by Argyle in connection with its initial public offering and held in a trust account for use in a business combination.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

 The following table presents Pro Forma EBITDA for the nine months ended September 30, 2008 and 2007 (in thousands):

Pro Forma EBITDA
	Nine Months Ended		Nine Months Ended		Year to Year
	September 30, 2008		September 30, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount %
Pro forma EBITDA	$(14,631)	-13.6%	$4,934	6.7%	$(19,565)	(396.5)%

Pro Forma EBITDA decreased by ($19.5) million to ($14.6) million in the nine months ended September 30, 2008, compared to $4.9 million in the corresponding period in 2007. The EBITDA Margin decreased to -13.6% from 6.7% in the corresponding period in 2007.   The September 30, 2008 EBITDA includes $1.0 million in Non-Cash Compensation Expense related to restricted stock grants and employee stock options for that period, compared to $0.5 million for the same period in 2007. Additionally, the September 30, 2008 EBITDA includes $16.9 million in Goodwill Impairment Charges compared to $0 in the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $14.5 million in cash and cash equivalents, including $2.5 million of restricted cash which is invested in a certificate of deposit earning interest of 2.5% per year and $10.6 million of cash which is deposited in an interest bearing money market account earning interest at a variable rate of return. The remaining $1.4 million is deposited in several non-interest bearing operating bank accounts.  The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

In January 2006, Argyle completed a private placement of 125,000 units to its executive officers and their affiliates and received net proceeds of approximately $0.9 million (the “Private Placement”). On January 30, 2006, Argyle consummated its initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option) (the “Public Offering”). Each unit in both the Private Placement and the Public Offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from Argyle one share of Argyle’s common stock at an exercise price of $5.50 per share.

Net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million (including underwriting discounts of approximately $1.8 million) were approximately $28.2 million. Approximately $27.3 million of the proceeds from our Public Offering and the Private Placement, each occurring prior to the acquisition of ISI, were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering which was paid to them upon completion of the business combination. All amounts held in trust were released on July 31, 2007 to fund the ISI acquisition.

In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow may not be released prior to January 24, 2009.  The only circumstance, other than the date which would trigger release of shares, would be a liquidation of the Company or the consummation of a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On April 16, 2007, Argyle’s officers and directors, an affiliate of Bob Marbut, Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock at an exercise price of $5.50 per share. The promissory notes were repaid in full, plus accrued interest, in August 2007.

On July 31, 2007, Argyle consummated a business combination, acquiring 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. and its subsidiaries, the value of which the Board of Directors of Argyle (the “Board”) determined was greater than 80% of Argyle’s assets at the time of the merger. Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a ‘‘predecessor’’ to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141,  Business Combinations .

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

As part of the ISI merger, public stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares. The per-share redemption price was equal to $7.80 per share, including interest earned thereon in the trust account, net of taxes paid and payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $0.5 million plus interest). Approximately $1.6 million was paid to redemptive shareholders in August of 2007.

In April 2008, Argyle completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to accredited investors and received gross proceeds of $15.0 million. Rodman & Renshaw, LLC, a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc., served as the exclusive placement agent for the offering and received $900,000 and 112,500 warrants to purchase an aggregate of up to 112,500 shares of Argyle’s common stock; exercisable at $8.00 per share, as a placement fee.

 Working Capital

Our primary liquidity needs are for financing AUSA’s working capital (including premiums, fees and letters of credit incurred in connection with bid and performance bonds) and the purchase of vehicles and related equipment. The nature of AUSA’s business and operations as a detention contractor causes cash flow from operations to be highly volatile. AUSA’s large construction contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts. Following the closing of a new loan facility on October 3, 2008 (as more specifically described below under the section below entitled “Subsequent Events”), AUSA has in place a $25.0 million credit facility to allow it to manage its working capital and project bonding requirements, subject to borrowing capacity based on certain financial covenants.

At September 30, 2008, we had current assets of $63.8 million and current liabilities of $28.9 million resulting in a working capital surplus of approximately $34.9 million, compared to a surplus of $20.0 million at December 31, 2007.

Long-Term Debt

Notes payable and Long-Term Debt consist of the following (in thousands):

	September 30,	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$144	$190
Unsecured debt - related party	11,279	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,549	—
Line of credit and acquisition line	13,114	7,979
	$33,011	$16,046
Less - current maturities	2,656	81
Long term debt	$30,355	$15,965

Vehicles and Equipment

Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to AUSA’s vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 – 48 month periods.  Interest rates on the individual notes range from a fixed rate of 6% up to prime plus 1.0%. The weighted average interest rate for these borrowings was 8.4% and 8.2% at September 30, 2008 and December 31, 2007, respectively. Argyle has agreed to guaranty the obligations of AUSA under the notes up to $1 million.

Unsecured Debt — Related Party

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007.  All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2010. Argyle has agreed to guaranty the payment of up to $5 million of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements.  As of September 30, 2008, the Company was in compliance with all covenants.

On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2 million to AUSA. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6% per annum. The loan was repaid in full upon the closing of the senior credit facility on October 3, 2008 (See the section entitled “Subsequent Events”).

Unsecured Convertible Debt — Stockholders

As part of the merger consideration paid to acquire ISI, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million, which bears interest at 5% per annum, paid semiannually. The notes mature five years from the date of issuance on July 31, 2012. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008. The debt may be redeemed by the Company at $10.00 per share any time after January 1, 2009.

In April 2007, Argyle’s officers and directors, an affiliate of Argyle’s Chairman and Co-Chief Executive Officer, and certain of Argyle’s consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $300,000 and in exchange received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of Argyle’s common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. The Company has estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000, using an expected life of two years, volatility of 2.39% and a risk-free rate of 5%). However, because the Company’s warrants have a limited trading history, the volatility assumption was based on information then available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Seller Notes

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle Security, Inc bears interest at the rate of 7.25% per year and will become due and payable on January 1, 2009.  The Company has agreed to pay quarterly payments of accrued and unpaid interest of $4,531.25 until the maturity date and a final payment on the maturity date equal to the unpaid principal amount together with any then unpaid and accrued interest and other amounts payable thereunder.

In connection with the PDI acquisition, the Company issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of AUSA and they bear interest at 6% paid quarterly through December 2009.  After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  From June 1, 2009 through November 15, 2009, the Company has the option to (i) convert $500,000 of the outstanding principal into common stock of the Company based on 95% of the closing price of the Company’s common stock for a 20 day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations as of September 30, 2008.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuation of these derivatives held a value of $20,000 as of September 30, 2008.

In connection with the Com-Tec acquisition, the Company issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of AUSA and Argyle Security, Inc., bears interest at 7% per year and have a maturity date of April 1, 2011.  Interest only payments were made for each three-month period beginning on May 2008 and August 2008;  a single principal payment of $100,000 is due and payable on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 are due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008 then level principal and interest payments in the cumulative amount of $123,748 due monthly beginning on January 1, 2009 and continuing monthly thereafter on the first day of each month through December 2008, then for 25 consecutive months until the maturity date.

Collectively, the Fire Quest Promissory Note, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter collectively referred to as the “Seller Notes”.

Line of Credit Facility

At September 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA excluding vehicles. The line calls for all accounts receivable collections to be deposited directly to a lockbox. The outstanding balance on the credit facility and the acquisition loan facility at September 30, 2008 was $8.9 million, due January 23, 2010, and $4.2 million, with quarterly payments of $250,000 and the remaining balance due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.  The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends. At September 30, 2008, the Company was in compliance with all covenants.

The Company has agreed to pay an annual commitment fee of 0.5% per year on the unused borrowing capacity, which was $3.2 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively.

Aggregate maturities required on all debt at September 30, 2008 are as follows (in thousands):

Year Ending December 31:
2008 (remaining three months)	$682
2009	2,528
2010	25,866
2011	3,935
2012	—
Thereafter	—
$33,011

As summarized below under the section entitled “Subsequent Events”, AUSA entered into a new loan facility on October 3, 2008. On November 12, 2008, AUSA was indebted for $10.0 million in term debt and $8.0 million through a revolving line of credit.  As a result of the repayment terms under the new credit facility, the short-term portion of the scheduled debt has increased from $2.3 million to $3.7 million.

Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. AUSA entered into a third lease on another property owned by the same partnership in June 2008.  All three leases are triple net leases. A triple net lease is a lease agreement on a property by where the tenant or lessee agrees to pay all real estate taxes, building insurance and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet.

Commitments

AUSA leases office space and equipment under operating leases expiring through 2012.   The corporate office lease space of Argyle expired as of July 31, 2007, and Argyle operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expands the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000.

As part of the acquisition of PDI on January 4, 2008, AUSA assumed PDI’s existing leases in California and Arizona.  On September 5, 2008, AUSA entered into a lease relating to approximately 29,709 square feet of property located at 577 and 583 North Batavia Street, Orange, California. The term of the new lease is for two years commencing September 1, 2008 and ending August 31, 2010. The aggregate monthly base rent is $16,934.    In connection with the lease, on September 5, 2008, Argyle entered into a guaranty pursuant to which Argyle has agreed to guaranty the payment and performance obligations of AUSA under the lease. The PDI lease in Arizona is a four year lease. The three facilities occupy a total of 55,709 square feet (26,000 square foot facility in Arizona and the 29,709 square foot facilities in California) with aggregate monthly payments of $32,934.

As part of the Com-Tec acquisition that occurred at January 31, 2008, the Company signed a new lease for the existing facility.  The Com-Tec lease is a five year lease, for the 33,000 square foot facility, with aggregate monthly payments of $14,000 beginning in year three with the total rent expense being recognized on a straight-line basis over the life of the lease.

Rental expense was $298,000 and $17,000 for the three months ended September 30, 2008 and 2007, respectively, and $838,000 and $50,000 for the nine months ended September 30, 2008 and 2007, respectively.  Rental expense was $103,000 and $266,000 for the three and nine months ended September 30, 2007 (Predecessor), respectively.

In August 2007, the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008, the Company entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Aggregate amounts at September 30, 2008 are as follows (in thousands):

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$33,011	$682	$28,394	$3,935	$—
Capital Lease Obligations	5,433	123	986	986	3,338
Operating Lease Obligations	2,675	283	1,195	997	200
Interest on Long Term Debt Obligations	7,765	3,037	3,855	873	—
Total	$48,884	$4,125	$34,430	$6,791	$3,538

Subsequent Events

On October 3, 2008, AUSA entered into a loan agreement providing for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $5.0 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the maximum amount of $10.0 million (collectively, the “Loans”).  The Loans have a three-year maturity and, upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. The Loans will be secured by liens on and security interests in the personal property of AUSA and guaranteed by the subsidiaries of AUSA. The Company is not a guarantor to the Loans.

The interest rates of the Loans are, at the AUSA’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of AUSA for the prior fiscal quarter. The intercompany loan, with a principal amount of $2.0 million advanced on September 30, 2008, was repaid in full upon the closing of the Loans with the Bank on October 3, 2008.

In connection with the Loans, the holders of each Seller Note agreed to be subordinated to the lender with respect to payment and perfection. In addition, the maturity dates of each Seller Note was effectively extended to be no earlier than the date on which all of the outstanding obligations of AUSA to repay the outstanding principal and accrued and unpaid interest relating to the Loans are satisfied.

The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by AUSA.

Under the terms of the new credit facility, as of October 3, 2008, the Company is indebted for $10 million in term debt and $7.0 million through the line of credit.  As a result of the repayment terms under the new credit facility, the short term portion of the scheduled debt has increased from $2.3 million to $3.7 million.

On October 28, 2008, the Board approved the Company’s providing guarantees as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow AUSA the ability to bid projects until the next meeting of the Board in December 2008. In order for guarantees to be provided beyond the next meeting of the Board, AUSA management was requested to provide information on the amount of a guarantee that AUSA would need from Argyle for an ongoing basis and the manner in which the guarantees would be tracked and released.

As a result of a review of anticipated capital expenditures for the remainder of the 2008 fiscal year, on November 12, 2008, the Company discovered that it was in excess of the limit of $2.5 million provided for in its loan agreement with its subordinated debt lender and accordingly on November 12, 2008, the Company requested and received a waiver to increase the limit to $3 million in exchange for a $25,000 fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices.

At September 30, 2008, the Company had a line of credit facility totaling $12.0 million and an acquisition loan facility in the amount of $4.3 million. The line of credit is secured by all tangible and intangible assets of AUSA, excluding vehicles. The outstanding balance on the credit facility and the acquisition loan facility at September 30, 2008 was $8.9 million, due January 23, 2010, and $4.3 million, due June 30, 2011, respectively.  Interest is payable quarterly at prime plus 0.75% for the credit facility and at prime plus 1.25% for the acquisition loan through December 31, 2008.  After December 31, 2008, the interest rate is based on a ratio of total debt to earnings before interest, taxes, depreciation and amortization ranging from prime to prime plus 0.75% for the credit facility and ranging from prime plus 0.5% to prime plus 1.25% for the acquisition note.

The interest rates of the loans in connection with the new senior credit facility entered into on October 3, 2008 are, at the AUSA’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of AUSA for the prior fiscal quarter, as set forth in the Loan Agreement.

Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $160,000, based on the total credit available to Argyle.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our co-Chief Executive Officers, Chief Financial Officer and Corporate Controller. Argyle’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the third quarter of 2008, management identified certain significant deficiencies in internal controls related to revenue recognition, which we concluded aggregated to the level of a material weakness. Based upon the evaluation of our disclosure controls, and in light of the significant deficiencies and material weakness in our disclosure controls over financial reporting described below, management has concluded that the Company’s controls and procedures were not effective as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with generally accepted accounting principles and within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet an important enough deficiency to merit attention by those responsible for oversight of the Company’s financial reporting.

During the preparation of the Company’s financial statements for the quarter ended September 30, 2008, management had concluded that certain oversight of systems at ISI and MCS Detention, such as a review of project cost estimates and work-in-process (“WIP”) reporting, was ineffective. As a result of the review by management, it was concluded that certain entries into accounting software were not verified prior to final financial reports being presented to management, and adjustments to such entries were not made in a timely manner when changes occurred.  In addition, management discovered a lack of oversight of invoice management and revenue recognition controls at PDI. However, compensatory manual controls, such as performing physical inventory reviews at PDI, have addressed the ongoing risks to date and management deems the amount of the overstatement of revenues to be immaterial.

This deficiency also extends to cost-to-complete revenue recognition for projects, which are heavily reliant on manual processes. Two separate instances occurred which resulted in errors in the calculation of Contract Revenue.  The first error resulted from an erroneous entry posted in the AUSA accounting system when a new project was being added.  The error was the recording of the estimated cost of a project without consideration of an expected deductive change order.  Upon receipt of the anticipated change order, the estimated cost was adjusted again for the same deductive change order.  As a result of the estimated cost being understated, the revenues recognized based on the cost to cost percentage of completion method were overstated for the period.

The second error was the result of an accounting software issue which did not have a compensating control in place at the time. The error occurred when the contract value for a project in the AUSA final cost-to-complete report was automatically reset to an earlier contract value when there was an adjustment to the schedule of values related to the project. The error resulted in the reported contract value exceeding the actual contract value of the project.  At the time, there was no process in place for manually checking the contract values after being entered into the accounting software system to ensure that the contract values reflected in the final cost-to-complete reports are accurate.

In addition to staffing and procedural issues, factors contributing to this control deficiency were poor record keeping and lack of communication of the occurrence of changes to certain project details. Due to the number of occurrences whereby management identified deficiencies in its internal controls and procedures in its review for the period ended September 30, 2008, there remains a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected. The Company has concluded that controls to ensure that Revenues were appropriately recognized in accordance with generally accepted accounting principles were not effective.

A system of internal controls over financial reporting can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Since the most recently completed fiscal quarter, there have been a number of significant changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management, with oversight from the Company’s Audit Committee, is working to address the material weakness disclosed above and is committed to remediate the material weakness as soon as possible. Management is in the process of implementing its remediation plan for the significant deficiencies and material weakness indentified above, including the hiring of outside specialists in internal control systems, making personnel changes, implementing additional oversight and implementing approval processes to determine that the updating of expenses are accurate. Specifically, the following has been implemented:

•

Hiring of a new and reassignment of existing, more qualified and experienced personnel to perform the month-end review and closing processes, as well as to provide additional oversight and supervision within the accounting departments of AUSA and the business units.

•	A number of new internal control processes have been developed related to revenue recognition and cost of sales and such processes are currently being implemented.
•	New personnel have been appointed to take direct operational control of ISI and MCS to effectively manage the respective teams and implement the needed controls.
•	The hiring methodology was improved to include a consensus of input on candidates from experienced managers and rigorous reference checking.
•

A detailed cost-to-complete summary is now generated by project managers and then reviewed and approved monthly by the business unit President and subject to review in a monthly operations review meeting that is attended by the executive management of Argyle.

•

A formalized interdepartmental WIP review has been implemented to concentrate on the WIP with emphasis on gross margin percentages, under-billings and any projects with potential over-runs or challenges.

•

Monthly sales and forecast meetings have been initiated with the participation of the business unit managers, the executive management of AUSA and executive management of Argyle with the goal of reporting to analyzing ongoing projects.

•

With respect to specifically addressing the material weakness in our controls for revenue recognition, we are implementing systems to improve the communications and workflow by which transactions are evaluated for revenue recognition as well as the process for entering the transactions in the Company’s accounting system.

•

Monthly operational review meetings have been initiated with the participation of the business unit managers, the executive management of AUSA and executive management of Argyle with the goal of reporting and analyzing variances in all aspects of the Company’s operations.

•	A Sarbanes-Oxley Compliance Manager has been hired to help establish, implement and then monitor the internal controls and procedures at AUSA and all of its business units.

In addition, an enhanced planning and reporting process is being installed that includes monthly flash reports, a monthly key performance indicator analysis, a detailed man-loading scheduling, a change-order tracking system, a monthly job expense review, a detailed accounts receivable reserve review and a purchase reporting system to identify cost overruns.

Management believes that our implementation of changes to controls will remedy the existing significant deficiencies and the material weakness and they will continue to evaluate the effectiveness of these changes. Management believes these new procedures, when fully implemented, will be effective in remediating the material weakness and significant deficiencies that were identified. However, the Company’s material weakness and significant deficiencies will not be considered remediated until the new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, other than specifically mentioned below, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.

On April 21, 2008, Metroplex Control Systems, Inc. (“MCS”) made claims in the United States District Court for the District of Colorado for Breach of Contract and Bad Faith insurance practices against Travelers and Richard E. Gash Electric Company (“Gash”) arising out of a Payment Bond, Bond No. 104612565 whereby the penal sum of the Bond is $5,998,488.00 (the “Bond”), issued by Travelers as surety on behalf of Gash as principal in relation to the design and construction of the access control point at the Pueblo Chemical Depot in Pueblo, Colorado (the “Project”). The total loss incurred by MCS as a result of non-payment was approximately $950,000. On September 26, 2008, the Parties entered into a Settlement Agreement in order to provide for payment in full settlement and discharge of all claims against Travelers in any way relating to the Bond and/or Civil Action and for the assignment of claims and judgments which MCS has in regard to Gash’s performance on the Project (the “Settlement”). Travelers paid to MCS a settlement payment of Six Hundred Forty-Three Thousand Six Hundred Fifty-Four Dollars and Twenty Cents ($643,654.20). As a result of the Settlement, MCS accounted for an uncollected receivable of $238,837.33.

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

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

AUSA has and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2008, we had $36.6 million of total debt. Our total Cash and Cash Equivalents was $14.5 million at September 30, 2008. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) place us at a competitive disadvantage compared to our competitors that have less debt. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

Based on current trends in our business, in the near future, we may violate certain debt-to-EBITDA ratio requirements, capital expenditure limits and fixed charge coverage ratio requirements set forth in the financial covenants related to the AUSA senior and subordinated debt facilities.

AUSA’s ability to comply with the financial and other covenants contained in its senior and subordinated debt facilities may be affected by our own operating performance changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default and the debt, together with accrued interest, could be declared immediately payable. If we are unable to repay any borrowings when due, the lenders could proceed to take action to satisfy the obligations by taking possession of their collateral, which includes most of AUSA’s assets. If any of our debt is accelerated, we may not have sufficient assets to repay amounts due. The senior debt facility entered into by AUSA contains covenants that require we maintain certain total and senior debt to EBITDA and fixed charge coverage ratios. Based on the current projected calculations of EBITDA and considering the factors causing the lower-than-anticipated EBITDA calculation during the third quarter of 2008, it is possible that AUSA may violate the financial covenants in its senior debt facility at some point in the future. As a result of a review of anticipated capital expenditures for the remainder of the 2008 fiscal year, on November 12, 2008, we discovered that we were in excess of the limit of $2.5 million provided for in our loan agreement with our subordinated debt lender and accordingly on November 12, 2008, we requested and received a waiver to increase the limit to $3 million. There can be no assurance that we will be able to obtain waivers in the future in the event another violation occurs.

It may become necessary for us to take an additional non-cash amortization charge as a result of the conclusion of our tests for an impairment of goodwill.

In accordance with the Statement of Financial Accounting Standards 142 (SFAS 142),”Goodwill and Other Intangible Assets” goodwill is no longer amortized, but is instead tested for impairment annually using a “goodwill impairment test”. Under the impairment test, the recorded shareholders’ equity of the Company is compared to its market capitalization. If the market capitalization of the Company is less than its shareholders’ equity, the Company could be required to take a non-cash amortization charge of up to the full amount of its current goodwill. As a result of recent volatility in the quotation price of our common stock, our market capitalization has become less than our shareholder equity.  We have performed the first step of the test for impairment and concluded that a goodwill impairment loss is probable.  We estimate that, based on our initial impairment testing, we have taken a non-cash impairment charge of approximately $16.9 million. Because of the timing of the discovery of the impairment, we have not performed the second step of the goodwill impairment test and note the above amount may change upon the completion of our testing.  Any adjustment to the estimated loss based on the completion of the measurement of the impairment loss will be recognized in the financial statements for the fourth quarter and fiscal year ended December 31, 2008 and such amount may be greater than the initial amount of $16.9 million.

Our ability to obtain payment and/or performance bonds is critical to our ability to conduct business.

Performance and payment bonds are an important component of our business, because many customers require that performance and payment bonds be delivered to the customer before the customer will enter into a contract. Approximately 39% of Contract Revenues and 35% of AUSA’s overall Revenues for 2007 were generated by “bonded” contracts (contracts that require performance and payment bonds), and approximately 37% of AUSA revenues in the past three years have been derived from bonded contracts.

We believe that we have sufficient bonding capacity to address the total expected business for the remainder of 2008 and 2009. However, there can be no assurance that such bonding capacity will be increased or whether it will always be available. If we are unable to secure bonding, then we may not be able to enter into contracts that require such bonds. This would significantly reduce our expected sales and reduce the level of our future financial performance. Some of the additional factors that might cause us to be unable to obtain such bonds include, but are not limited to, unacceptably high premium rates for such bonds, the unavailability of bonding capacity at an acceptable cost from a bonding company with an acceptable financial rating, or the collateral/financial requirements of the bonding company. Such requirements are generally intended to provide liquidity to a bonding company should it become obligated to pay a claim. These requirements can include minimum cash reserves, letters of credit for the benefit of the bonding company and other irrevocable commitments of working capital that are unacceptably high.

Budgetary pressure on federal, state, county and local governments may result in contract cancellation or rate changes by prison operators, which would reduce our profitability.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to us may be deferred or reduced.

Federal, state, county and local governments have encountered, and are expected to continue to encounter, significant budgetary constraints that may result in a reduction of spending on the outsourced services that we provide. Such budgetary limitations may cause the contractual commitments for new construction projects to be delayed, reduced or even eliminated. Many states, as well as the federal government, are facing significant budget deficits and are under pressure to reduce current levels of spending or control additional spending. As a result of this increased budgetary pressure, prison operators have recently granted a few of their customers relief from formulaic-increase provisions in their agreements, and some of their customers attempted to reduce contract values. Contractual rate increases are generally intended to offset increases in expenses and inflation. To the extent rates are not increased or are reduced for the prison operators,(this a little unclear to me; could you clarify the introductory phrase?) our profitability will be adversely affected.  Examples of this budget pressure include the need of the federal government to operate under a continuing resolution as a result of its failure to pass a new 2008/2009 year budget and reported budget pressures in various states, including Georgia and California.

We derive a significant portion of our revenues from a small number of customers, and the loss of a significant customer could significantly reduce our revenues.

Our customer base and revenues are concentrated among a limited number of customers, and the loss of any one of these customers could significantly reduce our revenues.  During the three and nine months ended September 30, 2008, Revenues from our top three customers, which were all from the Argyle Corrections business segment, represented 17% and 30%, respectively, of our Total Revenues.  During the three months ended September 30, 2008, we had Revenues from our top two customers, which were all from Argyle Corrections, which each represented 6% of our total revenues.  During the nine months ended September 30, 2008, we had revenues from our top two customers, which were all from Argyle Corrections, which each represented 11% of our total revenues.  These concentrations are down from the three months and six ended June 30, 2008, when the top three customers represented 33% of our Total Revenues.  Recently, management changes at one of our largest customers have effectively resulted in our losing much of our exclusivity to provide certain design and build work for the customer.  We believe that there is a likelihood that certain future proposals by Argyle Corrections will not be accepted, that may have been accepted in the past. Although we have not lost the customer and we believe that we have existing relationships and technological advantages that could result in our proposals being more attractive, there is no guarantee that we will be awarded such contracts in the future.

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

Inability to effectively implement our strategy to more efficiently and effectively implement our plan to reduce operating costs may have a significant impact on our cash flow.

During the last several months we have made significant systematic and personnel changes in order to manage project cost increases as well as our operational expenses. We have employed new individuals or reassigned other individuals to implement our plans.  Achievement of our goals to manage costs is not assured. In the event that we do not effectively implement our plans, AUSA may see a decrease in its cash flow and we may continue to have further margin erosion and decline in EBITDA.

Inability to effectively implement changes to our internal controls over our financial reporting systems to remedy existing and eliminate future significant deficiencies and material weaknesses may have a significant impact on our business.

During the last several months we have made significant systematic changes in order to attempt to remedy certain organizational and financial reporting deficiencies which have led to our discovery of significant deficiencies and a material weakness in our internal controls. We have employed new individuals or reassigned other individuals to handle the implementation of our plans.  In the event that our control system changes are not effective, we may be subject to increased scrutiny by our independent public accounting firm and our Board of Directors. Further, in the event that our financial statements or business model are deemed unreliable as a result of significant deficiencies or material weaknesses in our internal controls for financial reporting, we may become in default of our loan obligations, may not be able to attract new investors and the price of our securities on the OTC Bulletin Board may decrease.

The volatility and disruption of the capital and credit markets and adverse changes in the economy may negatively impact our ability to access financing, and to generate revenues and earnings.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In the third and fourth quarters of 2008, such volatility and disruption have reached unprecedented levels.  The markets have exerted downward pressure on availability of liquidity and credit capacity for many issuers, including us.

While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing senior credit facility, we may require additional financing to support our continued growth.  However, due to the existing uncertainty in the capital and credit markets, access to capital may be limited on terms acceptable to us, or unavailable.  Our customers may also come under greater budgetary pressure as a result of economic and financial market conditions, which could negatively impact our revenues and earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Fifth Amendment and Waiver to Note and Warrant Purchase Agreement dated November 13, 2008 by and among ISI and William Blair Mezzanine Capital Fund III, L.P., filed herewith.

14.1	Code of Business Conduct

31.1	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Co-Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2008 announcing Argyle Security Inc.’s Third Quarter 2008 financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC

November 14, 2008	By:	/s/ Bob Marbut
Bob Marbut
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2008	By:	/s/ Ron Chaimovski
Ron Chaimovski
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2008	By:	/s/ Donald F. Neville
Donald F. Neville
Chief Financial Officer (Principal Financial Officer)

November 14, 2008	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)