Form 10-K
period 2008-12-31
ARGYLE SECURITY, INC.
filed 2009-04-01
CIK 1332585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                                  to

Argyle Security, Inc.

(Name of issuer as specified in its charter)

Delaware	20-3101079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12903 Delivery Drive, San Antonio, TX	78247
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (210) 828-1700

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

Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☒   No☐

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

Large Accelerated Filer☐	Accelerated Filer☐

Non-Accelerated Filer☐	Smaller Reporting Company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,375,187.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 6,267,105 at March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K is incorporated by reference to the proxy statement for the registrant’s annual meeting of stockholders to be held in 2009.

PART I

Item 1. Business

Background

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (“Argyle”) was incorporated in Delaware in June 2005 to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. Argyle completed its initial public offering in January 2006.  On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Security Group, Inc. (f/k/a ISI Detention Contracting Group, Inc., referred to herein as “ISI”) and its subsidiaries. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. When used herein, “Argyle”, the “Company”, “we”, “us”, “our”, refers to the pre-acquisition company until July 31, 2007 and the post-acquisition company after July 31, 2007.

Argyle is a comprehensive security solutions provider to our diverse customer base because it addresses the majority of their physical electronic security requirements.  Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.

In February 2008, we organized our business under the name of “Argyle Security USA” and then, in January 2009, we eliminated the name “Argyle Security USA” and, for the sole purpose of debt covenant compliance calculation which only considers the operating business’ financial condition, organized the operational business of Argyle under the name “Argyle Security Operations”, or “ASO”, through which we provide security solutions to commercial, governmental and correctional customers.  Argyle has two reporting segments or business divisions: “Argyle Corrections” and “Argyle Commercial Security”.

Argyle Corrections specializes in the design and installation of turnkey security solutions for public and privately-owned/operated detention facilities. Argyle Corrections designs, assembles, supplies, installs, and maintains access control, video and integrated electronic control systems for correctional and government facilities throughout the United States. Argyle Corrections offers a complete array of electronic security system solutions revolving around access control, including: electronic locking systems and hardware and security doors and frames. Argyle Corrections also includes the sale and design of jail furniture, security glazing and other security-based systems. It provides the above goods and services to detention market integrators, electrical contractors and competitors of Argyle that lack their own in-house electronic solutions. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Argyle Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support and full installation capabilities.

Argyle Corrections consists of all of our businesses in the corrections sector, including Metroplex Control Systems, Inc. (“MCS”), ISI-Detention, as well as Com-Tec and PDI.  Com-Tec and PDI were acquired in January 2008.  Argyle Corrections includes:

•                  MCS (also referred to as MCS-Detention), which designs, engineers, supplies, installs and maintains complex, customized physical and software security solutions, access control, video and electronic security control system solutions at correctional and government facilities;

•                  ISI-Detention, which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

•                  PDI, which is a full-service, turnkey solutions provider that manufactures high-security metal barriers, high-security observation window systems, detention furniture and accessories; and

•                  Com-Tec, which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial and industrial facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices in Texas and Colorado. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Its security systems cover access control, video systems, intrusion detection systems, proximity and smart cards, biometric technology, photo identification (ID) printers and supplies among others. It also secures the community by levering leading edge technology through installation of intelligent perimeter security, wireless video, IP video and intelligent video surveillance. Its industry-leading fire detection systems include QuickStart, EST2 & EST3, integrated life support systems, control panels, detectors, and audible and visible signals. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government. In November 2008, Argyle Commercial Security was awarded a supply contract through the U.S. General Services Administration (“GSA”) to provide integrated security solutions and products to the various departments in the United States federal government and any other entity that purchases off the GSA contract. These solutions and products consist of Access Control, Video, Perimeter Security and ID Credentials that have been very successful in the commercial marketplace, and now will be available to all governmental entities with access to the GSA contracts.

The following is an illustration of our business segments and business units.

On January 1, 2008, MCFSA, Ltd. and all of the partnership interests of which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of Fire Quest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (“PDI”).  PDI manufactures and fabricates detention furniture and accessories, high security metal barriers and high security observation window systems.

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

MCS-Detention

MCS-Detention provides electronic security systems for correctional facilities. MCS-Detention develops electronic security systems for its customers, including door controls, intercoms, closed circuit television and other low voltage electronic security systems that can all be controlled from one location at one console. MCS-Detention does not manufacture any of the hardware that is sold and installed as part of its security solutions. Hardware is purchased from third parties and installed as required by the plans and specifications for each project. MCS-Detention’s expertise lies in designing, engineering, supplying, installing and maintaining complex, customized security, access control, video and electronic security control system solutions at correctional and government facilities. MCS-Detention also provides fully-integrated, complex electronic and software systems for command center controls and monitoring. Typically, MCS-Detention is a subcontractor to another entity, which entity could be a general contractor, ISI-Detention or a competitor of ISI-Detention.

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

Contracting Structure: Most transactions in which MCS-Detention becomes involved result in a contract with a customer that is an owner or construction manager (where ISI is a prime or direct contractor), or an agreement with a general contractor or electrical contractor (where ISI is a subcontractor). MCS-Detention’s customers also include ISI-Detention and competitors of ISI-Detention that lack the in-house capability to undertake a security electronics project. MCS-Detention may seek these projects on its own as a stand-alone vendor or as part of a team that has been assembled to pursue the project. The team approach is more commonly utilized by ISI-Detention, though it is an important part of MCS-Detention’s business model to act as a stand-alone vendor.

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

(i)

Competitively bid contract: MCS-Detention, acting alone or as the Electronic Security Solutions Principal for a team, is asked to submit a proposal with a price to a customer (owner, general contractor, construction manager or electrical subcontractor) for a portion of the work on a corrections project. There are usually other organizations competing with MCS-Detention that are also submitting proposals with pricing. The customer collects all the bids from the many vendors or teams, chooses the best one, and then submits a bid or proposal to its prospective customer in a bid competition. If MCS-Detention’s customer is an owner or construction manager, and the owner selects MCS-Detention as the winning bidder, then MCS-Detention enters into an agreement with the owner or construction manager. If MCS-Detention’s customer is a general contractor or an electrical engineer and that customer is selected as the winning bidder, then the customer engages MCS-Detention for that portion of the project for which MCS-Detention submitted a proposal or bid. In many bid competitions, the successful bidder is determined by which the party that has submitted the ‘‘best’’ bid, not necessarily the ‘‘lowest’’ bid. We believe that the relationships we have developed with architects, engineers, general contractors and others, has occasionally facilitated MCS-Detention being selected as the ‘‘best’’ bidder (and winning the contract) in situations where it was not the lowest bidder. However, there have been other situations where MCS-Detention has not been the successful bidder when it was, in fact, the lowest bidder.

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

(iii)	Intercompany Transaction: When MCS-Detention’s customer is ISI-Detention, an intercompany arrangement for billing and receivables is created.

MCS-Detention maintains its sales force in San Antonio, Texas and in Noblesville, Indiana. Sales are pursued nationwide from those locations.

MCS-Detention estimates the cost and pricing of a project in a process that is similar to that of ISI-Detention. MCS-Detention will review the design drawings and written specifications to create the same ‘‘take-offs,’’ or lists, of products and materials that are required on a project. MCS-Detention will then distribute the lists to vendors, receive the vendors’ bids on their respective portions of the project, and then MCS-Detention will calculate the costs to furnish and install the products required. MCS-Detention then adds profit and overhead to its calculations and determines the final price for the customer. In determining the final price, MCS-Detention uses the same subjective criteria that ISI-Detention uses.

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

The contracting structure and the contracts with owners, construction managers, general contractors and electrical contractors are pursued in both competitively bid situations and negotiated transactions in a manner similar to MCS-Detention.

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

The security solution created by ISI-Detention for each customer is a unique combination of different security devices, made by many different manufacturers. These devices include access controls (keypads, card swipe readers, and key fob proximity readers at doorways), electric locks, closed circuit television equipment, fire alarm systems and smoke detectors, etc. These many different devices were not originally manufactured to work together in an integrated system. Each manufacturer developed its product to work in a “typical” environment, and each manufacturer determined what ‘‘typical’’ would be.

At the beginning of a project (the design phase), ISI-Detention works with architects, engineers and contractors to help design the project by writing specifications, developing schedules (detailed lists) of doors, windows, door hardware and glazing for the customer. During this stage of development, ISI-Detention writes specifications for specific locking systems, analyzes particular conditions and requirements and recommends products that correspond to the needs of that correctional facility, depending on the type of security that is required and the underlying budget. The design process provides all the vendors and contractors with a clear outline of what is needed for the project. This provides the customer with a detailed list of the precise items that ISI-Detention will supply to the customer, and the cost for those items.

To determine the pricing of a project, ISI-Detention will obtain the design drawings of the project in question (which are basically the building construction drawings) and determine the precise quantity of each item needed for the project. ISI-Detention provides these lists of required items to the appropriate vendors. Some vendors perform their own quantity determinations (“takeoffs”), rather than relying upon the takeoffs prepared by ISI-Detention. The vendor then provides ISI-Detention with the price for the items required. Once all the costs are received from vendors, and ISI-Detention determines the cost of the services that it will provide, ISI-Detention then adds profit and overhead, depending on many factors, including but not limited to what other competitors are known to be bidding on the project, local labor and other conditions, size of the project, complexity of the project, schedule for completion, etc. ISI-Detention then determines a sales price. This price is given to ISI-Detention’s customer. That customer may be a general contractor or the owner of the project — a city, county, state or federal agency.

In many cases, ISI-Detention is part of a team that prepares a bid. This team works together to create a total construction bid. The head of the team is usually a general contractor or private prison operator. Typically, ISI-Detention is invited to be part of this team because of its repeat customer relationship. The team then competes for the contract as a group. This type of repeat customer relationship allows ISI the ability to negotiate most of the work sold to repeat customers.

Typically, when ISI-Detention creates an initial budget for a project (before the detailed formal estimating of all job costs is completed), ISI-Detention typically estimates that 13% of the construction dollars will be allocated to ISI-Detention’s scope of work on that project, including the higher-margin, security electronics portion. This is an initial estimate that ISI-Detention uses in the early stages of a project before final design is completed. While the final amount of the ISI-Detention scope of work changes from project to project, depending on many factors relating to the design and the intended use of the facility being built or renovated, management has found that an initial budget of 13% of the estimated total construction amount for a project has proven to be a reliable basis for estimating the size of ISI-Detention’s portion of the project.

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

ISI-Detention’s customers require that ISI-Detention provide not only the detention equipment but the security electronics as well. When this occurs, ISI-Detention uses MCS-Detention (a wholly owned subsidiary of Argyle) to provide the security electronics to ISI-Detention. The price for the detention equipment and the price for the security electronics (closed circuit television, infrared alarms, access control systems, etc.) are combined together and submitted by ISI-Detention to its customer as a package price.

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

The aggregate cost of fulfilling ISI-Detention’s warranty obligations on completed contracts in 2007 and 2008 has been less than $150,000 for those years combined, and there have been no claims asserted by customers or users of ISI-Detention’s products that are outside the normal scope of warranty work required. Additionally, since all of the products sold by ISI-Detention are manufactured by others, the ultimate burden for warranty of those items is passed on to the manufacturers by ISI-Detention.

PDI

PDI is a fabricator and full-scope provider of detention products and furniture. PDI manufactures high security metal barriers, high security observation window systems, detention furniture and accessories. PDI was started in 1977 by Mike and Leonard Peterson. Since then, PDI has completed hundreds of successful projects, and its customer list features some of the nation’s most widely recognized and well-respected owners and contractors. PDI’s product line includes wire mesh, accessories, bar grating, the patented “Steel Block” and detention furniture – both standard and custom, including stainless steel.

Most transactions are on a purchase order basis with a customer that is an owner, construction manager or detention contractor (DEC) of a facility. PDI’s customers also include ISI-Detention and competitors of ISI-Detention. In a wide variety of projects across the country, architects specify PDI as their steel detention products supplier. PDI provides in-house drafting and design, pre-sale and post-sale support teams, a complete product line from coast to coast.

As a full-scope provider, PDI offers a range of products that are often manufactured to customers’ precise specifications. PDI’s in-house detailers and support staff provide design and expertise needed to ensure total compliance — regardless of a project’s size or scope.

PDI holds an exclusive license from Gregory Holdings, LLC to distribute “Steel Block”, which is a high-quality steel masonry block that serves to secure attachments to reinforced concrete masonry walls and can also be used for accessory purposes. Sized to the exact dimensions of a concrete unit and installed by masons, Steel Blocks are grouted and held in place with a vertical and/or horizontal reinforcing bar and become an integral part of the wall. Items are attached to the Steel Blocks by welding, by using weld nuts or by drilling and tapping the steel face plate. In addition, Steel Block may be used to provide a secure, flush installation of accessories such as soap dishes, handcuff anchors and intercom blocks, designed for use primarily in detention and institutional facilities that cannot be dislodged from a concrete masonry wall. Management believes that the unique nature of Steel Block gives PDI a competitive advantage in the market where secured anchoring is highly desired.

PDI specifically tailors its quotes from information received from customers or from plans acquired from architects. Once a project is awarded to PDI, we detail the work for approval of the customer.

The company is headquartered in Orange, California and has an additional manufacturing plant in Tucson, Arizona.

PDI has developed a full service website e-Store feature intended to better assist customers by providing a way to order products online. This feature will allow customers to order detention furniture, accessories, wire mesh and custom fabrication with many of the standard products available for delivery the same day. It is expected that the e-Store will become fully active during 2009.

Com-Tec

Com-Tec has been in the business of integrated systems custom design and manufacturing of electronic security and communications systems throughout the United States since 2004. Com-Tec’s primary markets include correctional facilities, city and county jails, as well as commercial facilities. Com-Tec’s integrated systems combine a wide range of functions into a single-operated control console. Every function of the system is specifically engineered and integrated to operate smoothly and efficiently together. Com-Tec’s systems include remote diagnostics to aid in trouble shooting which dramatically reduces maintenance labor.

Com-Tec integrates the complex components, skills and disciplines needed to create quality electronic security systems for correctional facilities. Com-Tec has expertise in the following correctional-related security systems: Touch Screen Based Control Systems, UL 508A Control Panels, Door and Gate Control Systems, Closed Circuit Television Systems, Integrated Intercom and Paging Systems, Security Management Systems, Access Control Systems, Perimeter Intrusion Detection Systems, Television Distribution Systems, Facility Upgrades and Retrofits UL 508A Certified Manufacturer. Com-Tec designs its systems with future updating and expansion in mind, knowing that the needs and requirements of its customers grow and change over time. Com-Tec offers a package of services and products from the initial stages of specification development to preventative maintenance contracts during and after the sale.

Com-Tec assigns experienced managerial personnel to each individual project who take responsibility for every major aspect of coordination and integration of the system including application and design engineering, factory assembly and testing, installation, field testing and service and warranty work.

Com-Tec’s focus in the commercial industry is to provide integrated electronic systems and service to customers in health care, industrial, commercial, or educational facilities. Com-Tec is part of the Argyle National Service Call Center (NSCC) which provides technical assistance, service calls and annual service contracts for a customer’s security needs. The Argyle NSCC provides on-call, 24-hour assistance from technical specialists and engineers in order to help customers through any and all issues they might face.

Com-Tec has a 35,000-square foot facility in Appleton, Wisconsin.

In contrast to ISI-Detention and MCS-Detention, Com-Tec typically subcontracts the installation of wire and operating system-filed devices in lieu of performing these tasks with its own labor force.

MCS-Commercial

MCS-Commercial designs, engineers, supplies, installs and maintains professional security, access control, video and fire alarm system solutions for large commercial customers. Its core market focus creating integrated security solutions related to the security of petro-chemical, healthcare, utilities, education and similar facilities.

MCS-Commercial supplies security electronic products to end-users and contractors. A total solution is sold to the end-user whereby MCS-Commercial utilizes the most appropriate products and configurations for a particular need. In addition, it also provides the ongoing service needs of the customers. These products include: access control systems, fire alarms, video, CCTV, sound paging systems and structured cabling. In contrast to ISI-Detention and MCS-Detention, which sell their products to the corrections industry for jails and prisons, MCS-Commercial typically sells its products to contractors that are building or renovating commercial projects, or to owners of commercial properties. MCS-Commercial does not manufacture any of the hardware that is sold and installed as part of its security solutions. Hardware is purchased from third parties and installed as required by the plans and specifications for each project. Although the products of MCS-Commercial and MCS-Detention are similar in many respects (i.e. access control systems, CCTV, etc.), MCS-Commercial sells products only to commercial customers for commercial projects.

Contracting Structure: Approximately 34% of the work of MCS-Commercial is negotiated service work, which is not subject to competitive bidding and is billed on an hourly basis for time and materials. The remaining 66% of MCS-Commercial’s work is generally equally divided between negotiated contracts and competitively bid transactions on commercial (not correctional) projects. Most non-service work transactions result in a contract with a customer that is an owner or construction manager of a project (where MCS-Commercial is a prime or direct contractor) or an agreement with a general contractor or electrical contractor on a project (where MCS-Commercial is a subcontractor).

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

As used above, the term ‘hardware’ is intended to mean hard goods generally related to all facets of modern security systems. Therefore, this term includes not only operational computer terminals (with software loaded upon them), computer monitors and networking devices, but it also includes security grade doors, windows, locks, hinges, door closers, door handles, cameras, sensors, intercoms, fire alarms, smoke alarms, access controls, installation hardware (screws, nuts, bolts, cables, etc.) and similar goods involved in modern correctional, governmental and commercial security systems.

General

Other than PDI, none of the business units manufactures the hardware that it sells. Hardware is purchased from third parties and resold. None of the business units have long-term agreements with their third-party hardware vendors. Most of the hardware that the business units typically recommend be used in any particular customized security solution for a customer is available to them from more than one hardware vendor. Accordingly, we do not believe that such long-term agreements are necessary. MCS-Commercial has distribution agreements in place with some of its third-party vendors to distribute certain product lines. Computers are included in the hardware that the divisions sell to their customers. Those computers require software, and that software is purchased from third parties. None of our proprietary software is sold separately to our customers. The divisions load the third-party software on the computers (or it is installed by the manufacturer of the computer) and insure that the computers are working properly before they are sold and shipped to the customer.

We have made a concerted effort to become a total solutions provider of security and detention solutions for the corrections design/build market. In the security industry, a ‘‘total solutions provider’’ means that a vendor has the ability to design customized solutions for a wide range of security needs, and provide all of the hardware and software for those solutions, rather than designing a wide array of solutions, but only actually fulfilling the design in one or two areas. If a customer selects a series of security vendors, each providing a separate and independent system that addresses only a limited security need, then the numerous systems required to provide overall security can cause many unanticipated problems in operations, maintenance, and upgrades. ISI, as a ‘‘total solutions provider,’’ can provide its customers with one source for a wide range of security solutions that are tested and proven to work together.

Our operating units provide a range of products, as well as value-added services, such as design assistance to architects, engineers and owners through writing specifications, providing CAD documents, equipment selection and vendor recommendation. The breadth of our offerings has enabled us to establish a leadership position in the design/build corrections market; in turn, this recognized expertise in providing customized, high-level solutions to the most demanding of customers has allowed us to acquire projects in other security-sensitive sectors, such as the healthcare industry, water treatment plants, utilities, federal courthouses and upscale private commercial buildings.

Through our design assistance and performance, we develop relationships that make repeat business with customers more likely. For example, more than 60% of the revenues during 2006, 2007 and 2008 has been the result of contracts with repeat customers. These repeat customers typically allow us to negotiate the work, especially on design-build projects. Design-build projects are contracts where we provide substantial design assistance to its customers.

Hardware re-sales are not impacted by whether we act as a contractor or subcontractor on a particular project. In either instance, whether as a subcontractor or a contractor, we purchase hardware, pre-assemble and test it, and once approved, ship the goods to the jobsite, where the hardware is installed. Whether we are a subcontractor to a general contractor, or a party to a direct contract with an owner of a project, these internal processes at Argyle do not change. The key relevant difference in Argyle acting as a general/prime contractor or a subcontractor with regard to hardware re-sales is merely the identity of the party with whom Argyle contracts and the party to whom Argyle looks for initial payment.

Whether we are acting as a general/prime contractor or a subcontractor, the cost of the hardware is included in Cost of Revenues/Contract Costs in our financial statements, and the revenues generated by the sale of that hardware is reflected in Contract Revenues in our financial statements. The profit from the sale of hardware is first reflected in Gross Profit in our financial statements, which is then reduced by general, sales and administrative costs, etc. In either situation, the results of the resale of the hardware are reflected in the internal financial results of each project, and ultimately in our financial results, as any other component of a project such as labor, utilities, or supplies.

Each project presents us with a unique combination of a one-of-a-kind array of security related devices in a unique geographic configuration and utilization, and security deployment environment. Examples of those disparate environments include a city jail in a humid coastal area with hundreds of prisoners being booked in and out each day, the searing heat of a desert prison with long-term inmates where classroom education is the key activity, or a downtown high-rise with residents and business tenants demanding comprehensive 24/7 personal safety that does not intrude upon their private or business lives. Making these systems work together is a key value-added service that the business units provide.

The communication and operational interaction between systems presented to us in each project requires project-specific programming to resolve. The cost of such project-dedicated programming is charged to each individual project. The programming solution is stored for use at a later time should a similar requirement arise. Over time, we have developed a library or warehouse of these unique software solutions, which helps us solve the communications conflicts among disparate systems quickly and accurately.

This library of unique software solutions, created on a project-by-project basis, is the foundation of the proprietary TotalWerks suite of software programs that we use to solve communications conflicts among security devices. This suite of software is a development tool used by us, and it is not sold to any customer. The TotalWerks suite allows the fabrication and engineering personnel of MCS-Detention and MCS-Commercial to quickly create the software solutions that are needed for a specific project.

Before any system is shipped to a customer, it is first assembled at our offices in a simulated real-world environment. The

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

The TotalWerks suite of software is essentially a combination of the adaptations and tools that we have created for individual projects, and the cost of developing almost all of the component pieces of the Suite was charged to individual projects for which each separate adaptation or tool was created. The cost of the additional work completed on the TotalWerks suite to streamline its operation has been minimal. Therefore, we do not maintain a separate research and development program or “cost center”.

There are two software packages that are loaded on these computers, including Microsoft Windows XP and Wonderware that require licensing, and the transfer of the license to our customer is handled differently for each of the packages.

Bonding

Bid, performance and payment bonds are an important component of our business. Many owners or contractors will require that we submit a bid bond when we place a bid for new projects. Many owners or contractors require that performance and payment bonds be delivered to the customer before we can enter into a contract. Approximately 30% of contract revenues and 20% of overall company revenues for 2008 were generated by “bonded” contracts (contracts that require performance and payment bonds), and approximately 28% of Argyle’s revenues in the past three years have been derived from bonded contracts.

A bid bond guarantees the owner or a general contractor that the bidding contractor will honor its bid and will sign all contract documents if awarded the contract. The owner or general contractor may sue the bidding contractor and its surety to enforce the bond. If the bidding contractor refused to honor the bid, it and its surety are liable on the bond for any additional costs the owner or general contractor may incur in reletting the contract. This usually is the difference in dollar amount between the low bid and the second low bid. A performance bond guarantees the owner or general contractor that the working contractor will complete the contract according to its terms including price and time. A payment bond guarantees the owner that subcontractors and suppliers will be paid the monies that they are due from the principal.

 From 2004 through the ISI merger in July 2007, bonding capacity had been made available to us through ISI*MCS, an entity created and owned by the Chief Executive Officer and President of ISI, Sam Youngblood and Don Carr, respectively. Since the consummation of the acquisition of ISI, ISI*MCS has not provided any new bonded contracts for Argyle. We have secured adequate bonding capacity that we believe will address the total expected business in 2009.

The bonding company that issues performance and payment bonds is an interested party in all matters regarding the bonded contracts. A bonding company is obligated to complete a project for which it has issued bonds and will typically seek recovery of its costs to complete the contract from all available parties. The result is that a dispute with an owner or general contractor arising from a bonded contract must also include consideration of the interests of the bonding company, typically a well-financed and highly sophisticated party. The addition of this sophisticated party to disputes regarding bonded contracts increases the risk that a default or breach of a bonded contract by Argyle will result in a loss to Argyle. Even if Argyle is able to resolve or avoid a dispute with an owner or general contractor, resolving a dispute with a bonding company that has paid a claim to complete a project will increase the potential risk of loss.

Acquisitions

On July 31, 2007, Argyle consummated a business combination, acquiring 100% of the outstanding capital stock of ISI Detention Contracting Group, Inc. (which became ISI Security Group, Inc. upon the close of the transaction) and its subsidiaries, the value of which the Board of Directors determined was greater than 80% of Argyle’s assets at the time of the merger. Prior to the acquisition, we had no operations and we were considered a developmental stage enterprise. ISI is deemed to be a ‘‘predecessor’’ to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations .

Argyle used an estimated $20.5 million (excluding Argyle and ISI transaction costs) of the net proceeds of the initial public offering to acquire ISI.  At the closing of the merger, the consideration paid by the Company to the stockholders and debt holders of ISI was $18.6 million in cash; 1,180,000 shares of common stock of Argyle (valued at approximately $9.2 million); and $1.9 million of unsecured promissory notes which were convertible or redeemable by the Company into shares of our common stock at a price of $10.00 per share.

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

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention for cash in the amount of $1.5 million and convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and the Company; bears interest at 6% per year and will become due and payable on December 31, 2012. As of February 28, 2008, the holders of the PDI Promissory Notes may convert up to $1,500,000 of the outstanding balance of the PDI Promissory Notes into shares of Argyle’s common stock at the average closing price of Argyle’s common stock for the 20 trading days preceding the conversion date, provided that the conversion price may be no less than $8.00 per share.

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (“Com-Tec”), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communication systems.  In consideration for the sale of the units to ISI-Controls, the holders of units in Com-Tec (the “Seller”) received cash in the amount of $3.0 million and a secured subordinated promissory note in the aggregate principal amount of $3.515 million (the “Com-Tec Promissory Note”). The aggregate principal amount of the Com-Tec Promissory Note may be reduced depending on the occurrence of certain events described in the Unit Purchase Agreement by and among ISI-Controls, the Seller and Jeffrey E. Corcoran as the Seller Representative (the “Unit Purchase Agreement”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and the Company; bears interest at 7% per year and will become due and payable on April 1, 2011. On March 2, 2009, the principal of the Promissory Note was reduced to $3,491,290.80 as a result of adjustments made because of uncollected accounts receivable.

Customers

Our company is customer focused and takes pride in its customer retention. More than 60% of the revenues for ISI-Detention and MCS-Detention in 2006, 2007 and 2008 has been the result of contracts with repeat customers. We continuously focus on finding ways to better serve our clients. Our diverse customer base consists primarily of contractors, construction companies and architects catering to publicly and privately run detention facilities and commercial construction. Our top three customers in 2006 amounted to 33% of total revenues. For fiscal year 2007, we generated 8% of total revenues from our top customer, 15% from the top two and 20% from the top three. For fiscal year 2008, we generated 9% of total revenues from our top customer, 19% from the top two and 27% from the top three. Our largest customer represented $12.7 million of total revenues in 2008.

Competition

The security services industry is a large and competitive market. We compete for contracts based on our strong client relationships, successful past performance record, significant technical expertise and specialized knowledge.

The Argyle Corrections business segment often competes against detention systems integrators, as well as specialized information technology consulting and outsourcing firms. Our competitors include Norment Security Group, Cornerstone Detention Products, Sierra Steel, CCC Group, G-S Company, and Pauly Jail Building Company. Our competitors for our hardware/software solutions include Norment Security Group, Stanley Integrator (part of Stanley Works), Simplex Grinnell (part of Tyco), ESi Companies, Southwest Communications, and Accurate Controls.  PDI, principally competes against prison furniture fabricators such as PSI, LLC, Mustang Metal and Cornerstone Detention and Com-Tec competes against TremTech (part of Norment), Accurate Controls and MTI.

The Argyle Commercial Security business segment faces a much broader array of competitors such as: Koetter, Siemens, DSS, Fire Alarm Services, Fire Alarm Control Services, Tyco, Chubb and Lone Star. There are also several smaller regional companies that compete with us.

Some of the companies we compete with are much larger than Argyle, and such companies have significantly greater resources than us. However, the larger conglomerates that compete in the detention sector offer only the electronic portion of our detention security solution. There are very few companies that provide both electronic and physical security solutions, Norment being the most prominent, allowing general contractors to deal with a single supplier for all of their correctional security needs. The commercial security sector has always had a few very large competitors and many moderate-size competitors. The latter companies continue to thrive on the basis of their sales capability, project execution performance and their after-project service. The commercial security market has proven to be large enough in prior years to support growth for both large and moderate size security companies. Management does not expect competition in any of the sectors to decline in the foreseeable future.

Employees

As of December 31, 2008, we had approximately 592 full-time employees. Future success depends significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement, have not experienced any strikes or work stoppages and consider our relationship with our employees to be satisfactory.

Market

The Company’s primary focus markets include the corrections and detention market and the critical infrastructure segments of the commercial security market in attractive geographic areas.

Corrections and Detention Market.  The United States has the largest prison population in the world and incarcerates its citizens at a greater rate than any other country and the detention market has been expanding in recent years. The number of inmates housed in U.S. prisons and jails reached a record high of 2.3 million during 2007. As a result of this situation, some states have had to move their excess prisoners to other states where detention facilities have some excess capacity to absorb additional prisoners. Management believes that we are well positioned to take advantage of the continued growth in population in detention facilities. The statistics presented above were obtained from publicly available U.S. Department of Justice Bureau of Justice Statistics Bulletins.

The current prison construction programs of various federal agencies, states, counties and cities are driven by many different factors pertaining to inmate populations. In addition to annual increases in inmate population, these factors include the increase in the rate of juvenile and female incarceration, the segmenting of violent sexual predators, the segmenting of aging inmates, the recent rapid increase in the rate of illegal alien incarceration, plus the significant transient movement of the population, which also causes an increase in incarceration rates in different locations. According to the American Institute of Architects semi-annual forecast, the public safety construction sector will perform relatively well compared to other nonresidential sectors and will avoid the worst of the declines in project activity for the next two years.

Private prison operators are growing at a much faster rate than the 2.5%-to-3.0% increase in inmate growth (Bureau of Justice Statistics Bulletin). One of the reasons for this accelerated growth is the increasing acceptance of the financing plans that have been developed by the private operators.

Commercial Security Market. The North American electronic security market reached $27.1 billion by the end of 2007, of which 67% was in the commercial/industrial sector — MCS-Commercial’s market. The fastest growing sectors within that market are video (10% per year) and access control (8 - 9% per year), both areas in which MCS-Commercial competes. MCS-Commercial also competes in the fire protection area. MCS-Commercial is also able to design and provide fire alarm products and services. The fire alarm market is a potential catalyst for garnering video and access control business because of the unique licensing requirements mandated by state and local authorities which oversee an industry that is focused more on life-safety than on property protection. Many of the organizations vying for commercial/industrial business lack the fire alarm certification licensing needed to provide a total system solution.

Note: The statistics presented above were obtained from documents originally published by JP Freeman & Co., IMS Research, and The Freedonia Group, market research organizations serving the physical security industry.

Business Strategy

 Our Company is a comprehensive security solutions provider to our diverse customer base, because we address the majority of their physical electronic security requirements.  We meet these requirements with a broad range of specific but custom integrated, security solutions delivered on a turnkey basis.  Our goal is to become a trusted resource to our customers and, in doing so, to develop long standing relationships, through which we then become an ongoing provider of recurring maintenance and support services for both systems installed by us as well as legacy systems.  We view our most important asset, as well as our ongoing and continuous focus, to be the value and trust that we have developed with our customers by meeting or exceeding their expectations.  In both our corrections and commercial markets, our long-term customer relationships represent a growing source of predictable future installation revenues as well as recurring services — at growth rates that well exceed that of our competitors.  Currently, our primary business is the delivery of these solutions as a systems integrator, though we currently produce some of our own proprietary software and hardware for the corrections market, which we will also sell to other system integrators.  We may consider acquisitions if we determine that our ownership of such technologies will not compromise the best possible products and services to our customer base.

The graphic below depicts our current comprehensive focus areas as well as our desired future service offerings.

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

Key Alliances

At Argyle Corrections, creating, maintaining and enhancing key alliances with architects, security consultants and general contractors involved in the development and construction of detention facilities is critical for the development of a steady and recurring revenue stream in a market that is steadily growing.

At Argyle Commercial Security the focus is to develop alliances with very large and multi-site regional or national organizations that will then utilize our capabilities for their security needs in growth/expansion projects and/or in many locations, so as to provide a steady and profitable revenue stream for us.  The technology partners that are critical to our success are in the primary areas of access control, video, biometrics, fire detection, printers, intercom and perimeter security.  We have established relationships with companies in each of those fields.

Access Control	Video	Fire Detection / Printers / Intercom	Biometrics	Perimeter Security

GE Security	American Dynamics	EST	Sagem Morpho	RSSI

Info Graphic Systems	DVTEL	FARGO	LG IRIS	Fiber Patrol

AMAG Technology	NICE	AIPHONE	RFL OGICS

DSX	KALATEL	Zenitel

Access Specialists, Inc.	SONY	Siemens

Software House	Panasonic	Code Blue
	Bosch	Viking
Pelco
Axis Communications

Geographic Expansion and Strategic Acquisitions

We believe that the acquisition of comprehensive manufacturing and product integration capability that can be tightly integrated with Argyle’s other products and will greatly enhance our competitive posture in capturing business and will also result in more of the project revenue remaining in-house for enhanced margin.  In addition, through our strategic acquisitions, we have added office locations throughout the U.S., resulting in our detention sector having the ability to better service our customers.

We believe that in Argyle Commercial Security, either acquisition of existing solution providers in some of the larger metropolitan markets in the U.S., or internal expansion to address those markets, will enlarge our national footprint and better enable us to service the multi-site organizations that are being sought as customers. External acquisitions will give us access to new customers in the regions that are of interest and would give us a running start as opposed to the slower build-up that would ensue from internal expansion.

Sales

Our sales goals are to focus on sales and marketing to niche target markets and those markets operating in regions of the market that are not currently addressed today. We want to maintain a dedicated, highly motivated and organized national account sales team with the necessary credentials to capture larger scale and multi-site commercial security opportunities.

Marketing

Successfully branding ourselves and each of our business units to create greater visibility in the industry and across the nation is the central goal of our marketing efforts.  We want to coordinate media and public relations campaigns for all Argyle products and services and establish new ideas regarding ways to promote the “Argyle” brand, service, Company, and industry experts through researching news and daily events. We want to continue to develop and improve a centralized database system where all sales and marketing staff can track sales leads and customer information, continue to enhance project bid spreadsheet for cost code and pricing structure, facilitate and refine “smarts and parts” bidding requirements and roll out revised project “turn-over” procedures. We also plan to develop a risk analysis format and develop enterprise risk management systems to monitor internal and external risks.

Competitive Strengths

Our management team believes that Argyle is competitively well positioned and believes that it has a number of strengths versus the competition:

•                  A solid reputation in both the detention and the commercial market sectors with its customers for on-time project execution, security solution performance and customer service that results in a significant amount of repeat business being garnered. For example, more than 60% of the revenues for ISI-Detention and MCS-Detention during 2006, 2007, and 2008 have been the result of contracts with repeat customers.

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

Research and Development

We do not currently have a research and development department or “cost center”. A software development team within MCS-Detention provides our operating arms with new features and capabilities in developing security solutions. Software development allows new technologies to be reviewed and incorporated into our product lines.  The development team not only looks at software advances but also hardware breakthroughs.  The development team has projects in various stages of development which, when completed, will provide us with technology and integration advantages over our competition.  For example, technology is being developed to allow our customers to have a more active role in modifications to their own products.  Technologies using RFID, Bluetooth, Multi-Touch, RSS, Pod casting, Ultra-wideband and VoIP will bring enhancements and new feature sets to an already technologically well positioned product line.  Product lines acquired during recent acquisitions are being researched.  New hardware and software feature sets for these products are being developed which will again set standards in the marketplace but also reduce the fabrication time allowing quicker jobsite deployments.

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

The following is a list of the specialty licenses that we have secured as of December 31, 2008:

Alabama — Detention & Security Equipment

Arkansas — Sound & Intercom Systems, Fire Detection Systems, Signal & Burglar Alarm Systems, Computer Cabling

Arizona — Low Voltage Communication Systems

California — Low Voltage Systems

Florida — Alarm System Contractor

Georgia — Unrestricted Low Voltage

Iowa — Subcontractor

Idaho — Electrical Limited Energy Specialty Contractor

Illinois — Private alarm contractor

Louisiana — Electrical Controls, Prison, Penitentiary, Jail Confinement Institutional Equipment

Minnesota — Technology Systems Contractor

Mississippi — Security, Burglar & Fire Alarms, Detention Equipment

Montana — Subcontractor (Bid Only Certificate)

North Carolina — Low Voltage Electrical and Alarm

North Dakota — Subcontractor

Nebraska — Subcontractor

New Mexico — Sound, Intercommunication, Alarm System, Installation of Detention Furnishings, Automatic Fire Detection & Alarm Systems

Nevada — Low Voltage Systems, Detention Equipment

Oklahoma — Access Control, CCTV, Nurse Call, Locksmith

Oregon — Subcontractor

South Carolina — General Contractor

Tennessee - Electrical Controls

Texas — Private Security Alarm License and Fire Alarm License

Utah — Contractor

Virginia — Electronic Communications

Washington — Contractor

City of Arvada — Building Subcontractor

City of Aurora — Fire Alarm Contractor and Fire Alarm Supervisor

City of Boulder — Fire Alarm Systems

City of Broomfield — Contractor

City of Centennial — Business license and Access Control and Security

City of Colorado Springs — Fire Alarm

City of Denver — Access Control System and Electrical Signal

City of Lakewood — Contractor

City of Littleton — Miscellaneous

City of Loveland — Fire Alarm

City of Thornton — Contractor — Fire Alarm

City of Westminster — General Building Contractor

City of Wheat Ridge — Electrical Signal

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Any materials we file with the SEC are accessible to the public at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (800) SEC-0330. The public may also utilize the SEC’s Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on our website at http://www.argylesecurity.com, or by contacting our corporate office by calling (210) 828-1700, or by sending an e-mail message to dneville@argylesecurity.com.

Item 1A. Risk Factors

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

We have made significant operational changes in response to both operational and reporting inefficiencies. An inability to successfully implement the changes may reduce our profitability.

During 2008, we experienced many operational challenges which were largely a result of an integration of newly acquired entities, as well as, rapid expansion of our existing businesses. In response to these challenges, during the second half of 2008, we made a number of personnel changes, as well as implemented changes in our financial reporting and accounting systems. Such corrective actions are essential to the continued success of Argyle. There is no assurance that such corrective actions and management changes will be successful. Further, any failure to implement newly installed financial controls and accounting oversight could result in negative budget variances and potential defaults of financial covenants. Such failures to successfully implement the changes could result in decreased profitability and a reduction in our revenues.

We operate under fixed price contracts, and our failure to accurately estimate our costs may reduce our profitability.

Approximately 90% of our revenues result from fixed price contracts. If we do not accurately estimate our costs on projects, we could suffer losses on fixed price contracts. Unanticipated increases in the cost of raw materials could also result in our losing money on contracts. If we suffer losses on our contracts, our profitability will be reduced. In addition, the revenues that we record under these contracts are recognized under the “percentage-of-completion method of accounting.” This method requires considerable judgment and, as a result, the estimates derived at any point in time could differ significantly and result in material discrepancies between the estimates and the financial reality of the applicable contract.

Budget constraints of federal, state and local governments could reduce our revenues.

Contracts for which federal, state or local governments are the ultimate customer have historically accounted for a major portion of our business. The detention systems segment, the largest revenue-producing business segment, outfits correctional facilities and courthouses. Many state and local governments operate under very tight budget constraints. These budget constraints could cause them to delay, reduce the scope of, or cancel pending projects, which could reduce our revenues.

Our failure to obtain and/or maintain required local/state licenses could reduce our Revenues.

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

ISI had been subject to one audit of its licensing. In 2005, the Arkansas Licensing Board conducted a hearing regarding the renewal of ISI’s Contractor License for the State of Arkansas. The outcome of the hearing was successful, and ISI was issued a Contractor’s License.

Our ability to obtain bid, payment and/or performance bonds is critical to our ability to conduct business.

Bid, performance and payment bonds are an important component of our business. Many customers require that performance and payment bonds be delivered to the customer before the customer will enter into a contract. Approximately 30% of Contract Revenues and 20% of overall Revenues for 2008 were generated by “bonded” contracts (contracts that require performance and payment bonds), and approximately 28% of our revenues in the past three years have been derived from bonded contracts.

We believe that we have sufficient bonding capacity to address the total expected business for the remainder 2009. However, there can be no assurance that such bonding capacity will be increased or whether it will always be available and as a result of the current economic environment, our bonding requirements may significantly increase. If we are unable to secure bonding, then we may not be able to enter into contracts that require such bonds. This would significantly reduce our expected sales and reduce the level of our future financial performance. Some of the additional factors that might cause us to be unable to obtain such bonds include, but are not limited to, unacceptably high premium rates for such bonds, the unavailability of bonding capacity at an acceptable cost from a bonding company with an acceptable financial rating, or the collateral/financial requirements of the bonding company. Such requirements are generally intended to provide liquidity to a bonding company should it become obligated to pay a claim. These requirements can include minimum cash reserves, letters of credit for the benefit of the bonding company and other irrevocable commitments of working capital that are unacceptably high.

If we are required to make any significant payments as a result of our indemnification obligations arising from specified ISI*MCS bonding contracts or guarantees, such payments may negatively impact our operating results.

Argyle agreed that, after the acquisition of ISI was consummated, it would indemnify and hold harmless Sam Youngblood and Don Carr, their spouses, attorneys, agents and permitted assignees against any losses incurred arising from a contract or agreement that is the subject of a performance or payment bond provided by ISI*MCS or guarantees by the indemnitees relating to any of the performance or payment bonds provided by ISI*MCS, to the extent such contract had not been fully paid as of the closing of the acquisition. These indemnification obligations survive until July 30, 2011 and the obligations are not subject to a cap or maximum amount. Although it is not anticipated that Argyle will be required to make any payments under this provision, if Argyle were required to do so, it could result in Argyle having to pay Mr. Youngblood and/or Mr. Carr a significant amount of money. Management estimates that the potential risk on such indemnification could be approximately $1,958,815, which consists of all potential liability that could arise from all bonded contract obligations due and owing as of December 31, 2008 and assumes that all work performed or to be performed on bonded contracts is unsatisfactorily completed.

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our bonding requirements and customer financing activities. As of December 31, 2008, we had $36.4 million of total debt. Our total cash and cash equivalents was $13.6 million at December 31, 2008 (of which $5.0 million of cash is restricted). Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) place us at a competitive disadvantage compared to our competitors that have less debt. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We may violate certain financial covenants related to our senior and subordinated debt facilities.

Our ability to comply with the financial and other covenants contained in our senior and subordinated debt facilities may be affected by our own operating performance, changes in economic or business conditions, or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default and the debt, together with accrued interest, could be declared immediately payable. If we are unable to repay any borrowings when due, the lenders could proceed to take action to satisfy the obligations by taking possession of their collateral, which includes most of our assets. If any of our debt is accelerated, we may not have sufficient assets to repay amounts due. The senior debt facility entered into by us contains covenants that require us to maintain certain total and senior debt-to-EBITDA and fixed-charge-coverage ratios. We have received a waiver for any violation of covenants at December 31, 2008. It is possible that we may violate the financial covenants in its senior debt facility at some point in the future for which we may not be able to receive a waiver. There can be no assurance that we will be able to obtain waivers in the future in the event another violation occurs.

If we are unable to design and market our security solutions in a timely and efficient manner, we may not remain competitive.

Some of our markets are characterized by continuing technological advancement, changes in customer requirements and evolving standards. In particular, the detention and corrections market relies on the development, implementation, and support of complex, integrated software and hardware systems. To compete successfully, we must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain, and we cannot guarantee that we will successfully develop new products. Our inability to develop and market these products, or to achieve customer acceptance of these products, could limit our ability to compete in the market.

In addition, we offer a wide variety of solutions. If the design or marketing of a security solution, is not successful and we must allocate more resources to ensure more sales, it could lower the profitability of the work, or affect customer perceptions as to the quality of the products and services being offered.

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

MCS-Commercial has distribution agreements in place with some of its third-party vendors. If any of these vendors were to terminate or cancel its agreement with MCS-Commercial, this division would lose its ability to market that vendor’s specific product line to our customers. To the extent that we are unable to find a competing brand with the same level of acceptance among our customers, we could suffer the loss of some customers.

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

Our inability to effectively integrate future acquisitions could reduce our profitability.

Part of our business strategy is to grow through strategic acquisitions and, since December 31, 2007, we acquired PDI, Com-Tec and Fire Quest. For the acquisition of other new businesses to be successful, we must integrate the operations, systems and personnel from those acquired businesses into Argyle. This integration process requires, among other things, that we continually evaluate our operations, financial systems and controls and, when necessary, enhance and adjust those systems and controls. If the acquired businesses are not successfully integrated into Argyle, the key employees and their relationships with new customers, as well as their expertise and reputation in the industry, could be lost and/or destroyed, resulting in lower than expected sales and reduced repeat business, if any, from those acquired customers. Additionally, the new customers acquired could be lost which would reduce expected revenues from the acquisition and reduce expected profitability.

We may need additional financing for bonding requirements, working capital and capital expenditures, and additional financing may not be available on favorable terms.

In order to operate the business, we may need to obtain additional surety bonds, maintain working capital or make significant capital expenditures. In order to do any of those things, we may need to obtain additional capital. Therefore, our ability to operate and grow is dependent upon, and may be limited by, among other things, the availability of financing arrangements. If we are not able to obtain the additional capital necessary to pursue new projects or maintain our operations, we may not be able to grow as quickly as we plan. In addition, even if we are able to obtain additional financing, the additional financing may not be on terms which are favorable to us and could hamper our profitability.

We could potentially incur liability to clients and others.

Our involvement in the public security, physical security and surveillance and justice businesses exposes us to potential liability claims from our clients. Our products are used in applications where their failure could result in serious personal injuries or death. In the area of corrections, prisoners are generally viewed as litigious. We have sought ways to minimize losses from these sources by obtaining product liability and professional liability insurance policies; however, a successful claim could result in liability in excess of coverage limits or the cancellation of insurance coverage and result in our having to pay a large amount of our working capital to cover those claims.

We are dependent upon key personnel.

We depend on the expertise, experience and continued services of our senior management and key employees such as:

•                                          Bob Marbut —Chief Executive Officer of Argyle Security, Inc. Mr. Marbut is the Chief Executive Officer of Argyle, and his knowledge of our business and reputation in the industry make him important to our success.

•                                          Ron Chaimovski —Executive Chairman of the Board of Argyle Security, Inc. Mr. Chaimovski is the Executive Chairman of the Board of Directors of Argyle, and his knowledge of our business and reputation in the industry make him important to our success.

•                                          Sam Youngblood — President and Chief Operating Officer of Argyle Security, Inc. Mr. Youngblood is President and

Chief Operating Officer of Argyle, and his knowledge of our business and reputation in the industry make him important to our success.

•                                          Donald F. Neville — Executive Vice President and Chief Financial Officer of Argyle Security, Inc. Mr. Neville is the Chief Financial Officer of Argyle, and his knowledge and experience in capital markets make him important to our success.

Our operations and most decisions concerning our business will be made, or significantly influenced, by such individuals. The loss of members of senior management or key employees could result in the deterioration or loss of relationships with certain customers or suppliers, which could result in a material loss of business.

We are in a competitive industry with well financed competitors.

As a result of increasing consolidation in the corrections and security industries and increasing attention from venture funds and private equity groups, many of our competitors, some of which were already larger and better financed than us, have grown and obtained significant financing. Accordingly, we expect competition to increase in the near future. We also expect that some of our competitors will feel increasing pressure to underbid government and commercial projects, in order to deploy their workforces and maintain or step up their activity levels. This may make it more difficult for us to prevail on competitive bids for projects to the degree we have historically experienced.

Many of our new contracts are subject to competitive bidding.

Most governmental agencies and many commercial customers require that their significant contracts be competitively bid. Typically they utilize the “Request for Proposal” (RFP) method where several competitors submit their sealed proposals for a particular project, or the “Request for Qualifications” (RFQ) process where competitors submit their qualifications for consideration by the customer. Some contracts are open for bidding, using the standard “Straight Bid” process where the detailed specifications for a project are published and contractors submit a “Bid” or fixed price, for the contract to build the project. Other competitive bidding processes are also utilized. Our success in responding to an RFP, RFQ, Straight Bid, or other competitive bidding process is dependent upon the quality of our estimating process, knowledge of the industry, knowledge of our customers and other factors requiring significant judgment and expertise. Because of the nature of the bidding process, we cannot know if we will be successful on any given bid, which makes it difficult to accurately forecast the timing of projects and budget the allocation of resources. To the extent we have made significant capital expenditures in the development and estimating of a contract or project, we may not recover our entire capital investment in that project.

When seeking competitive bids, one of the factors that most governmental entities and commercial customers evaluate is the financial strength of the bidders. To the extent they believe we do not have sufficient financial resources, we will be unable to effectively compete for contracts.

Our ability to win new contracts depends on many factors outside of our control.

Our growth in the corrections industry is generally dependent upon our ability to win new contracts. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions. Accordingly, the demand for security-related goods and services for new correctional facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws. For instance, changes in laws relating to drugs and controlled substances or illegal immigration could reduce the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for new correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring new correctional facilities.

Furthermore, desirable locations for proposed correctional facilities may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Such actions could substantially delay a correctional project or cause the project to be reduced in scope or be eliminated completely.

We offer some bids for new contracts directly to government agencies and commercial customers as a direct contractor to provide the security solutions for a project. In other instances, we provide our bid for security solutions to a general contractor, who adds our pricing to all the other pricing for an entire project. In those instances we act as a subcontractor to the general contractor. The owner of the project (the governmental entity or commercial owner) will choose whether they wish to receive bids only from general contractors, or whether they wish to receive bids separately from the entities providing security solutions, such as us and our competitors. When we are acting as a subcontractor to a general contractor, we have far less control and input over the final price for the project submitted to the owner by the general contractor than when we submit a bid directly, therefore, such circumstances reduce our ability to win contracts.

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

Budgetary pressure on federal, state, county and local governments may result in contract cancellation by prison operators, which would reduce our profitability.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to us may be deferred or reduced.

Federal, state, county and local governments have encountered, and are expected to continue to encounter, significant budgetary constraints that may result in a reduction of spending on the outsourced services that we provide. Such budgetary limitations may cause the contractual commitments for new construction projects to be delayed, reduced or even eliminated. Many states, as well as the federal government, are facing significant budget deficits and are under pressure to reduce current levels of spending or control additional spending. Examples of this budget pressure include the need of the federal government to operate under a continuing resolution as a result of its failure to pass a new 2008/2009 year budget and reported budget pressures in various states, including Georgia and California. If such budgetary pressure continues, we may see a reduction in the amount of business conducted by the Argyle Corrections business segment until such funding becomes available.

Public reporting of financial statements and negative media coverage, including inaccurate or misleading information, could injure our reputation and our ability to bid for new business.

Our competitors and our customers may use our SEC filings, press releases and conference calls to our competitive disadvantage. We compete for new business with some companies that do not have public reporting requirements and which do not file press releases announcing financial results. In some cases, the requirements we have as a public reporting company may result in public disclosure of financial information, although accurate, that may be potentially harmful to our business.

In addition, the media frequently focuses its attention on contracts with governmental agencies. If the media coverage regarding the contracts for the design, development, construction, financing or operation of a new correctional facility project is negative, it could influence government officials to slow the pace of building a correctional project or cause the cancellation of a planned correctional facility.

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

During the second half of 2008 and into 2009, we have made significant systematic and personnel changes in order to manage project cost increases as well as our operational expenses. We have employed new individuals or reassigned other individuals to implement our plans.  Achievement of our goals to manage costs is not assured. In the event that we do not effectively implement our plans, we may see a decrease in its cash flow and we may continue to have further margin erosion and decline in EBITDA.

Inability to effectively implement changes to our internal controls over our financial reporting systems to remedy existing and eliminate future significant deficiencies and material weaknesses may have a significant impact on our business.

During the last several months we have made significant systemic changes in order to attempt to remedy certain organizational and financial reporting deficiencies which have led to our discovery of significant deficiencies and a material weakness in our internal controls. We have employed new individuals or reassigned other individuals to handle the implementation of our plans.  In the event that our control system changes are not effective, we may be subject to increased scrutiny by our independent public accounting firm and our Board of Directors. Further, in the event that our financial statements or business model are deemed unreliable as a result of significant deficiencies or material weaknesses in our internal controls for financial reporting, we may become in default of our loan obligations, may not be able to attract new investors and the price of our securities on the OTC Bulletin Board may decrease.

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

Our customer base and revenues are concentrated among a limited number of customers, and the loss of any one of these customers could significantly reduce our revenues.  During the fiscal year ended December 31, 2008, revenues from our top three customers, which were all from the Argyle Corrections business segment, represented 27% of our total revenues.  During the fiscal year ended December 31, 2008, we had revenues from our top two customers, which were all from Argyle Corrections, which each represented 19% of our total revenues.  These concentrations are up from the fiscal year ended December 31, 2007, when the top three customers represented 20% of our total revenues, but down from the fiscal year ended December 31, 2006, when the top three customers represented 33% of our total revenues.  As a result of the current economic environment, there has been a greater emphasis on pricing. In the past, the best products and value were factors in the bidding process; recently customers have been solely concerned with accepting the lowest bid. Because of this change, we believe that there is a likelihood that certain future proposals by Argyle Corrections will not be accepted, that may have been accepted in the past. Although we have existing relationships and technological advantages that could result in our proposals being more attractive than a less costly proposal, there is no guarantee that we will be awarded such contracts in the future.

Registration rights held by our stockholders may keep the market price of our stock lower than it would otherwise be.

Some of our stockholders, including those who purchased common stock prior to our initial public offering and the holders of our Series A Convertible Preferred Stock are entitled to demand that we register the resale of their shares at various times. If such stockholders exercise their registration rights with respect to all of their shares, there will be significant additional shares of common stock eligible for trading in the public market. The presence of these additional shares could keep the market price of our stock lower than it would otherwise be.

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities, preferred stock, and other financing arrangements. The debt financing arrangements we put into place prohibits us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

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

Subject to there being a current prospectus under the Securities Act of 1933, Argyle may redeem all of its outstanding warrants at any time after they become exercisable at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before Argyle sends the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

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

The agreements governing our shares of convertible preferred stock contain covenants and restrictions that may limit our ability to operate our business.

The terms of our Series A and Series B Convertible Preferred Stock limit our ability to, among other things, declare or pay dividends or distributions on our common equity securities, create or incur additional preferred stock, repurchase common stock, and to utilize funds from the sale of the Series A Convertible Preferred Stock for the payment of debt of ISI and its subsidiaries, make acquisitions or pay bonuses to executive management unless we have $50 million of bonding availability.  These restrictions could adversely affect our ability to raise additional equity to fund our future operations.  In addition, upon any sale or liquidation, the holders of the preferred stock would be entitled to receive payment of their liquidation preference prior to any payment to our common stockholders.  The holders of our preferred stock also have registration rights which, if exercised, would result in additional shares of our common stock being available for resale and could adversely impact the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The principal properties of the Company at December 31, 2008 are as follows. Property at each location is leased.

	Office	Warehouse		Total
Location	Square Footage	Square Footage	Lease Type	Square Footage
12903 Delivery Drive San Antonio, Texas 78247 (1)	16,000	0	Capital	16,000

12918 Delivery Drive San Antonio, Texas 78247 (1)	6,000	2,000	Capital	8,000

12902 Flagship Drive San Antonio, Texas 78247 (1)	7,000	0	Capital	7,000

12906 Flagship Drive San Antonio, Texas 78247 (1)	16,587	2,000	Capital	18,587

2472 Southwell Road Dallas, Texas 75229	14,350	659	Operating	15,009

8001 East 196th Street, Ste. B Noblesville, Indiana 46062	900	0	Operating	900

10624 Rockley Road Houston, Texas 77099	2,303	4,778	Operating	7,081

12201 Technology Suite 150 Austin, Texas 78727	4,500	1,500	Operating	6,000

577 and 583 N. Batavia Street Orange, California 92868	3,006	26,703	Operating	29,709

990 S. Cherry Ave. Tucson, Arizona 85719	1,807	19,692	Operating	21,499

12915 Delivery Drive San Antonio, Texas 78247 (1)	4,975	9,167	Operating	14,142

1818 West 6th Avenue, Unit 6-A Golden, Colorado 80401	1,440	7,815	Operating	9,255

3030 E. Goodland Drive Appleton, Wisconsin 54911	12,600	20,400	Operating	33,000

200 Concord Plaza, Suite 700 San Antonio, TX 78216	5,457	0	Operating	5,457

156 West 56th Street, Suite 1605 New York, NY 10019 (2)	3,178	0	Operating	3,178

Total Space	100,103	94,714		194,817

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

(2)  During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, NY as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $175,000 on an annual basis that are to be paid in quarterly payments of $43,750. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s Executive Chairman and CEO are stockholders and board members.

Item 3. Legal Proceedings

From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, other than specifically mentioned below, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.

On April 21, 2008, Metroplex Control Systems, Inc. (“MCS”) made claims in the United States District Court for the District of Colorado for Breach of Contract and Bad Faith insurance practices against Travelers and Richard E. Gash Electric Company (“Gash”) arising out of a Payment Bond, Bond No. 104612565 whereby the penal sum of the Bond is $5,998,488.00 (the “Bond”), issued by Travelers as surety on behalf of Gash as principal in relation to the design and construction of the access control point at the Pueblo Chemical Depot in Pueblo, Colorado (the “Project”). The total loss incurred by MCS as a result of non-payment was approximately $950,000. On September 26, 2008, the Parties entered into a Settlement Agreement in order to provide for payment in full settlement and discharge of all claims against Travelers in any way relating to the Bond and/or Civil Action and for the assignment of claims and judgments which MCS has in regard to Gash’s performance on the Project (the “Settlement”). Travelers paid to MCS a settlement payment of $643,654.20. As a result of the Settlement, MCS accounted for an uncollected receivable of $310,246.

On January 23, 2009, MCS-Detention filed a claim of breach of fiduciary duty against Master Control Systems, Inc. and each of Mr. Chris Bowling and Mr. John Lyon, two ex-employees of MCS Detention (collectively, the “Defendants”) who started a business in November 2007 to specifically compete with MCS-Detention. Further, the individuals solicited existing customers and utilized proprietary information in an attempt to disparage MCS-Detention. The case is currently in the discovery phase. On February 23, 2009, the Defendants responded to the complaint by entering a general denial of all claims and asserting affirmative defenses. In addition, the Defendants asserted counterclaims for failure to pay for overtime as non-exempt employees under the U.S. Fair Labor Standards Act and for failure to pay bonuses, vacation pay and personal and vehicle expenses incurred during the course of employment. We are preparing our response to these counterclaims. The Defendants have not requested a specific request for damages.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders.

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

	Common Stock		Warrants				Units
	High	Low	High		Low		High	Low
First Quarter 2007	7.50	7.35	1.10		0.80		8.50	8.14
Second Quarter 2007	7.90	7.42	1.90		0.74		9.75	8.20
Third Quarter 2007	7.90	7.30	2.15		1.81		9.80	9.30
Fourth Quarter 2007	7.60	6.33	2.15		1.45		9.55	7.75

First Quarter 2008	7.80	6.50	2.39		1.60		10.00	8.15
Second Quarter 2008	7.10	4.50	1.75		0.51		9.00	5.00
Third Quarter 2008	5.00	2.90	0.69		0.40		5.51	3.00
Fourth Quarter 2008	2.75	0.22	0.40		0.00	(1)	2.85	0.21

First Quarter 2009 (through March 27, 2009)	0.80	0.35	0.00	(1)	0.00	(1)	0.29	0.25

(1)   Price equal less than one cent.

Number of Holders of Common Stock

As of December 31, 2008, there were of record 34 holders of common stock, three of warrants, and one of units. Argyle believes the number of beneficial holders of each of these securities is significantly greater than the number of record holders. Based on the last search conducted by Broadridge Financial Solutions, Inc. on February 11, 2009, we believe there are approximately 134 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of our fiscal year ended December 31, 2008, there were no issuances of securities that were not previously reported.

On January 8, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement “) with Mezzanine Management Fund IV A, L.P. and Mezzanine Management Fund IV Coinvest A, L.P. (the “Purchasers”), and Sam Youngblood, Ron Chaimovski and Bob Marbut (together, with their affiliates, the “Stockholders”), pursuant to which the Purchasers purchased 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share (the “Series B Preferred Shares”) for $110 per share, for an aggregate purchase price of $3,000,030 (the “Series B Financing”).

Each Series B Preferred Share is convertible into 100 shares of our common stock at any time, at the option of the holder, initially at a conversion price of $1.10 per share of common stock for up to 2,727,300 shares of common stock, subject to adjustment for stock dividends, stock splits or similar capital reorganizations, and weighted average price protection for certain issuances below the conversion price.

The Series B Preferred Shares have voting rights equal to the number of shares of common stock the holder would receive if all Series B Preferred Shares had been converted into common stock. The holders of the Series B Preferred Shares may also designate one individual to serve on the Company’s Board of Directors.

The holders of the Series B Preferred Shares shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the our Board of Directors, at the greater of (i) 4% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Shares could be converted; provided, however, that such cash dividend must be paid at the earliest any of the following occur:  (A) we pay a dividend on the common stock, (B) we liquidate or there is a change in control, or (C) upon conversion of the Series B Preferred Shares, but only with respect to those Series B Preferred Shares so converted.

The Series B Preferred Shares have a liquidation preference as to both the Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Shares”) and the common stock equal to the greater of (i) the sum of the original issue price (subject to adjustment for stock dividends, stock splits or similar capital reorganizations) plus all accrued but unpaid dividends, or (ii) the amount the holder would receive if all Series B Preferred Shares had been converted into common stock.

For as long as any shares of Series B Preferred Shares remain outstanding, we will be prohibited from (i) amending, waiving, altering or repealing in a way that adversely affects the rights, powers, preferences, or other special rights or privileges of the holders of the Series B Preferred Shares, whether by amendment to the Certificate of Incorporation, Bylaws, Certificate of Designation or other organization documents, or by merger, consolidation, reorganization or otherwise, (ii) increasing or decreasing (other than by redemption or conversion) the authorized number of shares of preferred stock or Series B Preferred Shares, (iii) creating, issuing or authorizing the issuance of any equity securities senior to the Series B Preferred Shares, or (iv) repurchasing, redeeming or reissuing any equity securities to which the Series B Preferred Shares rank senior and prior (whether with respect to dividends, redemption, or upon liquidation or otherwise), including the Series A Preferred Shares and the common stock, and any rights or options exercisable or convertible therefor, other than repurchases of shares of common stock from employees, officers, directors or consultants under agreements providing for such repurchase under certain conditions.

Under the Purchase Agreement, we also granted piggyback registration rights to the Purchasers.  We have granted a preemptive right to the Purchasers with respect to future financings by Argyle and a right of first offer to provide financing for certain transactions. In addition, the Stockholders have granted a right of first refusal to the Purchasers until January 31, 2010 as to any transfers of Argyle’s securities held by the Stockholders.

Neither the Series B Preferred Shares, nor the shares of common stock issuable upon conversion of the Series B Preferred Shares, have been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

On February 1, 2009 we granted 90,000 unregistered shares of our common stock to Officers and key employees listed below. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of 2009, 2010, and 2011. The holders have the right to vote all shares, regardless of the vesting schedule.

Stockholders	Number of Shares
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

Also, on February 1, 2009, we granted options to purchase an aggregate of up to 300,000 shares of our common stock to Officers and key employees of the listed below. The exercise price of the options is $1.10 per share and the options vest December 31 in three equal annual tranches on each of 2009, 2010 and 2011.

Stockholders	Number of Options
Bob Marbut	50,000
Ron Chaimovski	50,000
Sam Youngblood	50,000
Donald F. Neville	30,000
Matthew A. Kepke	25,000
Dean Dresser	10,000
Robert Roller	25,000
Brian LaBad	10,000
Jeff Paulik	10,000
Mike Peterson	10,000
Wally Wallace	25,000
Tim Moxon	10,000

In addition, on February 1, 2009, we granted 110,000 performance unit awards to Officers and key employees listed below. The awards vest fully on December 31, 2012 at which time a cash payment amount per unit award shall be determined by the Board based on the Company achieving or exceeding performance goals set by the Compensation Committee of the Board.

Stockholders	Number of Unit Awards
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

On March 19, 2009 we granted 45,000 unregistered shares of our common stock to the Directors listed below. These shares vest in full seven (7) days after the Director is no longer serving on the Board.

Stockholders	Number of Shares
Lloyd Campbell	15,000
Wesley Clark	15,000
John Smith	15,000

Such shares, options and performance unit awards were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to Officers and Directors of Argyle.

Repurchases of Equity Securities

During the fourth quarter of our fiscal year ended December 31, 2008, there were no repurchases of common stock.

Redemption of Promissory Notes

On January 12, 2009, Argyle elected to redeem each of the unsecured promissory notes issued in connection with the merger with ISI at a conversion price of one share of common stock for each $10.00 of outstanding principal and accrued and unpaid interest for an aggregate of 192,763 shares of common stock.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following performance graph compares the performance of our cumulative stockholder return with that of the NASDAQ composite index and a published industry index (the Hemscott Group Index) for each fiscal year since March 2, 2006, the date we commenced public trading. The cumulative stockholder return for shares of our Common Stock and each of the indices is calculated assuming that $100 was invested on March 2, 2006. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG ARGYLE SECURITY, INC.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON MAR. 2, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

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

(1)                                 ‘‘Revenues - related party’’ are those revenues generated by work sub-contracted from ISI*MCS (an entity owned 67% by Sam Youngbood and 33% by Don Carr, Vice President of ISI). Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that require bonding. The performance of those contracts is subcontracted to ISI as a subcontractor to ISI*MCS. The subcontracted work is for third party customers of ISI*MCS that require bonded contracts. After the merger, ISI*MCS will no longer provide bonding and subcontract work to ISI and ISI will secure its own bonding capacity and use that bonding capacity to directly enter into bonded contracts with third party customers, thereby eliminating the need to contract for the work as a subcontractor to ISI*MCS. After the merger, the amount of ‘‘Revenues - related party’’ will decrease annually as the contracts with ISI*MCS, outstanding at the time of the merger, are completed.

Argyle Security Inc.

	Year Ended December 31,
($ in thousands, except per share data)	2008	2007	2006
Revenues	$134,843	$44,053	$—
Cost of revenues	114,454	34,020	—
Gross profit	20,389	10,033	—
Total operating expenses	53,677	9,812	1,024
Income / (loss) from operations	(33,288)	221	(1,024)
Interest income	164	1,005	1,352
Interest expense	(3,664)	(838)	(64)
Income / (loss) before income taxes	(36,788)	388	264
Income tax expense / (benefit)	(5,931)	169	91
Net income / (loss)	$(30,857)	$219	$173
Deferred interest, net of taxes, subject to possible redemption	—	—	(176)
Dividends on convertible preferred stockholders	(312)	—	—
Net income (loss) allocable to holders on non-redeemable common stock	$(31,169)	$219	$(3)
Net income (loss) per share allocable to holders on non-redeemable common stock:
Basic	$(5.38)	$0.04	$(0.00)
Diluted	$(5.38)	$0.03	$(0.00)

Condensed Consolidated Balance Sheet Data:

	December 31,
($ in thousands, except per share data)	2008	2007
Total current assets	$57,733	$40,507
Total assets	$82,312	$81,148
Total current liabilities	$27,128	$20,520
Total stockholders’ equity (deficit)	$20,025	$36,664
Working capital	$30,605	$19,987

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

Overview

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. Argyle completed its initial public offering in January 2006.  On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI and its subsidiaries.

Argyle is a comprehensive security solutions provider to our diverse customer base because it addresses the majority of their physical electronic security requirements.  Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.

In February 2008, we organized our business under the name of “Argyle Security USA” and then, in January 2009, we eliminated the name “Argyle Security USA” and, for the sole purpose of debt covenant compliance calculation which only considers the operating business’ financial condition, organized the operational business of Argyle under the name “Argyle Security Operations”, or “ASO”, through which we provide security solutions to commercial, governmental and correctional customers.

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

Percentage-of-Completion Estimates — Other than for PDI, each of our business units uses percentage-of-completion accounting to determine revenues and gross margin earned on projects. Estimating the percentage completion on a project is a critical estimate used by Argyle when budgeting for its projects. This estimate is determined as follows:

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

•                                          Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. We recognize revenues on signed letters of intent, contracts and change orders. Argyle generally recognizes revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage-of-completion.

These estimates percentage-of-completion of a project determine the amounts of revenues and gross margin that are earned to date on a project. For example, if a contract is $100,000 with a 20% gross margin of $20,000, then a project that is estimated to be 50% complete accrues $50,000 in revenues and $10,000 in gross margin. If the percentage completed is adjusted to 25%, then the revenues on the contact would be $25,000, and the earned gross margin would be $5,000. These estimates would be changed in the current month, and the actual accrual of the revenues and gross margin earned on this project would be reduced in the current month.

During the year ended December 31, 2008, we conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,200 active Construction Contracts in our Work—in-Process.  As a result of the review, the cost estimates for the Work-in-process Construction Contracts (that existed as of year-ended December 31, 2007) increased by a net $6.1 million. In a few cases, the reviews resulted in a total of $46,000 ($0.01 basic and diluted earnings per share) in contract loss accruals that have been have been computed as cost-of-sales for the year ended December 31, 2008.  Of the aforementioned net estimated cost increases of $6.1 million, 41 contracts had cost estimate changes of approximately $100,000 or greater resulting in $7.1 million of the net increase.  30 of the 41 contracts resulted in cost estimate increases totaling $9.5 million while 11 contracts had estimated cost decreases totaling $2.4 million.  Approximately 1,150 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $1.0 million.

Another effect of the change in the estimated costs and percentage complete is that it changes the percentage of gross margin earned. For example, in the project mentioned above, if the estimated costs changed to 90% from 80% because of projected cost overruns, this would then reduce the gross margin percentage to 10% from 20%. Management recognizes losses (overruns of cost estimates) as soon as they can be quantified. Management attempts to recognize gains (under-runs of cost estimates) when they can be quantified and are certain.

Costs incurred prior to the award of contracts are expensed as incurred. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset “Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability “Billings in Excess of Costs and Estimated Earnings on Incomplete Contracts” represents billings in excess of revenues recognized.

Revenue Recognition for Shipped Products - Revenues are recognized by PDI when the product is shipped by the customer in accordance with the contractual shipping terms. In almost all cases, the shipping of products to PDI’s customers is FOB Origin, whereby title passes to the purchaser when the product leaves the PDI premises under the bail of a common carrier.  In only rare instances (less than 2% of all shipments), are products shipped to PDI customers as FOB Destination, whereby title passes to the purchaser when the product reaches the destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.

Service Sales - Service revenues are recognized when the services have been delivered to and accepted by the customer. These are generally short-term projects which are evidenced by signed service agreements or customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time that are at quoted hourly or project rates, plus costs of materials and supplies furnished by us.

IBNR Estimates for Health Insurance - On a quarterly basis, Argyle estimates its health insurance cost, for its self-insured employee base at the acquired companies, ISI, PDI and Com-Tec, based upon expected health insurance claims for the current year. The insurance company which provides both the stop-loss and total aggregate insurance coverage also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. Argyle uses the average claims history for the trailing the 12 months as its basis for accruing health care cost.

Sales and Use Taxes — The Company collects and remits taxes on behalf of various state and local tax authorities. For the year ended 2008, the Company collected $0.7 million and remitted $0.5 million in taxes.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.

Allowance for Doubtful Accounts - Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over previous periods are compared on a percentage basis to the aggregate sales for the same periods. The resulting percentage is applied to the year-to-date sales, and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve, or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

Impairment of Long-lived Intangible Assets - Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.   When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows.  Impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.  We recorded impairment charges related to long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of $4.5 million in fiscal year 2008.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last two fiscal years.  We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. The Company’s discount rate, the Weighted Average Cost of Capital (“WACC”) and the growth rates assumed for revenues have not changed significantly in the last two planning cycles given the last two year of operations.  However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Goodwill - Represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.  Goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise.  Our annual impairment review requires extensive use of accounting judgment and financial estimates.   The analysis of potential impairment of goodwill requires a two-step process.   The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, Goodwill of the reporting unit is not considered to have a potential impairment, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit were the purchase price paid to acquire the reporting unit).

We have elected to make the first day of the third quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

The Company identified its reporting units under the guidance of SFAS 142 Goodwill and Other Intangible Assets (FAS 142) and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting units are ISI-Detention, MCS-Detention, PDI, Com-Tec (which comprise the Argyle Corrections segment), and MCS-Commercial which comprises the Argyle Commercial segment.

During the quarter ended September 30, 2008, we began an analysis of goodwill impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, for the acquisition of ISI completed July 31, 2007, the acquisition of Fire Quest on January 1, 2008, the acquisition of PDI on January 4, 2008 and the acquisition of Com-Tec on January 31, 2008.   The initial analysis (first step) was performed by our management team and a valuation firm after the conclusion of the third quarter.  Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which required us to perform a goodwill impairment analysis as of September 30, 2008. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.  Accordingly, we recorded a $16.9 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal year 2008.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.

While estimating the fair value of our reporting units, we assumed operating margins in future years in excess of the margins realized in the most current year. The fair value estimates for these reporting units assume normalized operating margin assumptions and improved operating efficiencies based on anticipated improvements, given recent changes in the management structure and actual operations.  In our analyses, the carrying value of all of our reporting units except Com-Tec was in excess of the fair value thus requiring impairment charges.  Our estimates in the fair value of our Corrections and Commercial reporting segments would not have been in excess of their carrying amount, including goodwill, even by sustaining long-term operating margins of over 20%, since the Company’s total market capitalization and implied fair value of equity as of December 31, 2008 was approximately $2.9 million and $38.6 million versus:

•                  working capital of $31.4 million and $20.0 for 2008 and 2007;

•                  net tangible assets of $66.4 million and $43.2 million for 2008 and 2007 and ;

•                  net equity of $7.3 million and $4.7 million for 2008 and 2007, respectively.

Other intangible asset fair values have been calculated for trademarks using a relief from royalty rate method and using the present value of future cash flows for patents and in-process technology. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.  We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last two years.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future periods which could result in further impairments of our remaining goodwill.

During the fourth quarter of fiscal year 2008, the management team and a valuation firm began the two-step valuation process of the impairment to our goodwill and intangible assets.  During the latter part of the second half of fiscal year 2008 and continuing into December 2008, our market capitalization was below book value. We considered this information, as well as our discount rate and WACC of 14% and overall revenue and operating growth rate assumptions for fiscal years 2009 through 2012.   We considered the market capitalization decline in our evaluation of fair value of goodwill and believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, indications of a possible recession and current issues within the overall economy in the United States and globally.

Our fiscal 2008 goodwill and intangible asset impairment analysis resulted in a December 31, 2008 charge of $9.7 million in addition to the estimate made as of September 30, 2008 of $16.9 million.  The non-cash, total impairment charges for goodwill and intangible assets for the year ended December 31, 2008 were $26.6 million.

Non Cash Compensation Expense - On January 1, 2006, Argyle adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Purchase options (ISO / non-qualified) grants:

We compute the value of newly-issued purchase options (Incentive Stock Options and Non-Qualified Stock Options) on the date of grant by utilizing the Black-Scholes valuation model based upon their expected life vesting period, industry comparables for volatility and the risk-free rate on U.S. Government securities with matching maturities. The value of the purchase options are then straight-line expensed over the life of the purchase options.

Restricted stock and performance unit award grants:

We compute the value of newly issued stock grants on the date of grant based on the share price as of the award date. The values of the common shares are then straight-line expensed over the life of the corresponding vesting period.

We recognize compensation expense on the performance unit awards based on the fair value of the underlying common stock at the end of each quarter over the remaining vesting period.

Pro Forma and Adjusted Pro Forma Financial Information

Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we do not believe a comparison of the results of operations and cash flows for the years ended December 31, 2008 versus December 31, 2007 is beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the years ended December 31, 2007 and December 31, 2008, we are presenting in this Management’s Discussion and Analysis section, the Pro Forma and Adjusted Pro Forma results of operations for the Company and the acquisitions for the years ended December 31, 2008 and December 31, 2007 as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We derived the pro forma results and adjusted pro forma results of operations from (i) the unaudited consolidated financial statements of ISI for the one and seven months ended July 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the audited  consolidated financial statements of Com-Tec year ended December 31, 2007, (iii) the audited financial statements of PDI for the year ended December 31, 2007, (iv) the unaudited financial statements of Fire Quest for the year ended December 31, 2007 and (v) the audited consolidated financial statements of the Company for the year ended December 31, 2008 and 2007. We are presenting the pro forma and the adjusted pro forma information in order to provide, what we believe to be, a more meaningful comparison of our operating results with prior periods.

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

The adjusted pro forma net income measure is an important internal measurement for us. We measure the performance of the overall Company on this basis. The following are examples of how the adjusted pro forma net income measure was utilized for the year ended December 31, 2008:

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

Adjusted pro forma EBITDA is used by management as a performance measure for benchmarking against the Company’s peers and competitors. The Company believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the security industry. Additionally, we use adjusted pro forma EBITDA for internal performance measurements. EBITDA is not a recognized term under GAAP. We compute EBITDA using the same consistent method from quarter to quarter. EBITDA includes net income before interest, taxes, depreciation and amortization. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The Adjusted Pro Forma Results of Operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or our future financial position or operating results. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The presentation of EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted pro forms results is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Below is a table showing Argyle’s Adjusted Pro Forma Consolidated Statements of Operations. The Pro Forma Consolidated Statements of Operations are included in the notes to our financial statements on page F-14.

Argyle Security, Inc

Adjusted Pro Forma Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Year Ended December 31,
	2008	2007
Revenues:
Contract revenues	$100,324	$54,712
Contract revenues - related party	16,782	31,788
Service and other revenues	19,455	19,541
Total revenues	136,561	106,041
Cost of revenues:
Contract costs	91,722	66,079
Service and other costs, excluding amortization of intangibles	19,414	14,325
Total cost of revenues	111,136	80,404
Gross profit	25,425	25,637
Operating expenses:
Salaries and related expense, including stock-based compensation of $1,187 and $236, respectively.	13,004	9,860
Professional fees and outside services	3,439	2,176
General and administrative expenses	7,205	6,291
Depreciation	2,004	1,408
Goodwill and intangible assets impairment charge	26,603	—
Amortization of intangible assets	—	—
Total operating expenses	52,255	19,735
Operating loss	(26,830)	5,902
Other income (expense):
Interest income	164	230
Interest expense	(3,708)	(2,891)
Total other income (expense)	(3,544)	(2,661)
Income (loss) before provision for income taxes	(30,374)	3,241
Provision (benefit) for income taxes	(3,510)	(455)
Net income (loss)	$(26,864)	$3,696
Deferred interest, net of taxes, subject to possible redemption	—	—
Dividends on convertible preferred stockholders	(312)	—
Net income (loss) allocable to holders of non-redeemable common stock	$(27,176)	$3,696

EBITDA Calculation:
Interest, net	3,544	2,661
Depreciation	2,109	1,585
Taxes, net	(3,510)	(455)
EBITDA	$(24,721)	$7,487

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,797,293	5,187,086
Diluted	5,797,293	6,515,689
Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(4.69)	$0.71
Diluted	$(4.69)	$0.57

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

Reconciliation of GAAP Net Income to Pro Forma Net Income

Adjusted Pro Forma Net Income and Pro Forma EBITDA

(in thousands except per share data)

(unaudited)

	Year Ended December 31,
	2008	2007
GAAP net income (loss)	$(30,857)	$219
Pro forma adjustments - addbacks (reductions)
Argyle salary expense (increase) for management team in 2007	—	(518)
SARS expense reduction for 2007	—	1,364
Non-cash compensation expense (increase) for 2007	—	(424)
Depreciation expense (increase) on revalued assets in 2007	—	(258)
Amortization of intangible expense (increase) in cost of goods sold for 2008 and 2007	(37)	(3,726)
Amortization of intangible expense (increase) in operating expenses for 2008 and 2007	(20)	(1,180)
Reduction in rent expense for 2008 and 2007	6	139
Interest income increase / (reduction) for 2008 and 2007	—	(763)
Interest expense (increase) / reduction for 2008 and 2007	(39)	1,591
Income / (loss) from predecessor - ISI for 2007		(131)
Income / (loss) from predecessor - Fire Quest for 2007	—	239
Income / (loss) from predecessor - PDI for 2007	—	346
Income / (loss) from predecessor - Com-Tec for January 2008 and 2007	44	368
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	34	1,433
Pro forma net income (loss)	$(30,869)	$(1,301)
Amortization of intangible expense in cost of goods sold for 2008 and 2007	4,725	5,127
Amortization of intangible expense in operating expenses for 2008 and 2007	1,735	1,735
Provision (benefit) for income taxes on pro forma adjustments for 2008 and 2007	(2,455)	(1,865)
Adjusted pro forma net income (loss)	$(26,864)	$3,696
Interest, net	3,544	2,661
Depreciation expense	2,109	1,585
Taxes, net	(3,510)	(455)
Pro forma EBITDA	$(24,721)	$7,487

GAAP weighted average common shares outstanding - basic	5,797,293	5,187,086
Restricted stock	—	—
Pro forma and adjusted pro forma weighted average common shares outstanding - basic	5,797,293	5,187,086

GAAP weighted average common shares outstanding - diluted	5,797,293	6,213,189
Restricted stock	—	110,000
Convertible debt	—	192,500
Pro forma and adjusted pro forma weighted average common shares outstanding - diluted	5,797,293	6,515,689

Below is a table of adjusted pro forma revenues, cost of sales, and gross margins for years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008			Year Ended December 31, 2007			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues / contract revenues - related party	$92,223	$24,883	$117,106	$65,427	$21,073	$86,500	41.0%	18.1%	35.4%
Service and other revenues	10,814	8,641	19,455	9,021	10,520	19,541	19.9%	(17.9)%	(0.4)%
Total net revenues	$103,037	$33,524	$136,561	$74,448	$31,593	$106,041	38.4%	6.1%	28.8%
% of total	75.5%	24.5%		70.2%	29.8%
Cost of revenues
Contract costs / contract costs - related party	$72,227	$19,495	$91,722	$49,107	$16,971	$66,078	47.1%	14.9%	38.8%
Service and other costs	13,043	6,371	19,414	6,680	7,646	14,326	95.3%	(16.7)%	35.5%
Total cost of revenues	$85,270	$25,866	$111,136	$55,787	$24,617	$80,404	52.8%	5.1%	38.2%
Gross margin
Contract margins / contract margins - related party	$19,996	$5,388	$25,384	$16,320	$4,102	$20,422	22.5%	31.4%	24.3%
Service and other margins	(2,229)	2,270	41	2,341	2,874	5,215	195.2%	(21.0)%	(99.2)%
Total gross margin	$17,767	$7,658	$25,425	$18,661	$6,976	$25,637	(4.8)%	9.8%	(0.8)%
Gross margin percentage
Contract revenues / contract revenues - related party	21.7%	21.7%	21.7%	24.9%	19.5%	23.6%	(12.9)%	11.3%	(8.1)%
Service and other revenues	(20.6)%	26.3%	0.2%	26.0%	27.3%	26.7%	179.2%	(3.7)%	(99.3)%
Total gross margin percentage	17.2%	22.8%	18.6%	25.1%	22.1%	24.2%	(31.5)%	3.2%	(23.1)%

Discussion of Adjusted Pro Forma Financial Results

For the year ended December 31, 2008, Argyle Corrections’ revenues increased by 38.4% of total Company revenues from the same period in 2007.  Argyle Commercial Security’s revenues rose by 6.1%.  The total Company margin decrease from 24.2% to 18.6% was directly attributable to the decreased margins in Argyle Corrections (which decreased 31.5%) while the Argyle Commercial Security’s gross margins increased by 3.2% over the same period.

Argyle Corrections captured additional market share due to its repeat customers.  This capture rate enabled Argyle Corrections to enjoy revenue growth. Although the Argyle Corrections enjoyed an increase in revenues during the year ended December 31, 2008, gross margins eroded largely as a result of the inability to control job related expenses and efficiently staff a number of projects.  Initially, a lack of experience (of our existing workforce and newly hired workforce) resulted in a large learning curve to become efficient and effective in our operations. The need to properly train our workforce resulted in a high level of inefficiencies that caused greater labor hours to be utilized which were not initially accounted for in the projected project budget.

Effect of New Sales Bookings

Typically, new bookings result in revenues within six to twelve months due to the incubation period for construction projects. Despite an increase in market share, shortfalls in anticipated new sales bookings in the fourth quarter of 2007 and the first half of 2008 had caused an negative impact on gross margin in 2008.  This shortfall is primarily due to a slowdown in the activity of larger private prison developers. Based on discussions with industry professionals and municipal customers, it appears that this slowdown has been caused by two factors: (i) the turbulent and uncertain economy, which is reducing availability of financing and state and municipal tax revenues and (ii) the fact that 2008 was an presidential election year, when historically many politicians have waited until after the elections to decide or vote on things, such as jail and prison funding.

We have, however, recently seen that the number of new projects for smaller, boutique private prison operators has increased and that the volume of pending work (which is quoted work, waiting on a customer’s final decision to buy) for these projects has increased over the past few months.  We believe that the projects involving larger private prison operators and state and federal-run prisons will likely be slower given the current deterioration in the state of the general economy.  Any decrease in the number and amount new bookings or lower margins to be realized from newly booked projects will not have a material effect on revenues until 2010.

Revenues

More than 92% are generated by fixed-price contracts (both “hard-bid” and design-build contracts). The success of a fixed-price contract is based in large part upon the quality of the process utilized when estimating the costs that will be incurred in performing the contract. The larger the project and the longer the term of completion of the contract, the greater the number of variable factors there are to be considered and evaluated in estimating costs. A successful estimating process requires substantial experience and judgment. Management is aware of the significant need for experienced and qualified estimating personnel and regularly monitors the estimating process and its results.

The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by our competitors on the same project. If possible, management evaluates the bids that were submitted in competition with our bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review provides management with an ongoing general basis for evaluating the estimating process that result in fixed-price contracts. Evaluating the results of bidding competitions allows management to evaluate the Company’s estimating capabilities at the beginning or “front end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

We also generate service revenues from one-time or recurring contracts. These are generally short-term projects which are evidenced by signed service agreements, customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by us. Service revenues are recognized when the services have been delivered to and accepted by the customer.

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

Goodwill Impairment

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we apply a fair-value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During our quarter ended September 30, 2008, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which required us to perform a Goodwill impairment analysis as of September 30, 2008. For the purposes of that analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of the Quarterly Report on Form 10-Q for the third quarter of fiscal 2008, we had not completed the entire two-step analysis due to the complexities involved in determining the implied fair value of the goodwill of each business unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.

Accordingly, we recorded a $16.9 million non-cash Goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2008.  During the fourth quarter of fiscal year 2008 the management team and a valuation firm began the Goodwill and Intangible Assets impairment two step valuation process.  During the latter part of the second half of fiscal year 2008 and continuing into December 2008, our market capitalization was below book value. We considered this information, as well as our discount rate and WACC of 14% and overall revenue and operating growth rate assumptions for fiscal years 2009 through 2012.   We considered the market capitalization decline in our evaluation of fair value of goodwill and believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, indications of a possible recession and current issues within the economy globally and the U.S.

Our analysis of other goodwill and intangible asset impairment during 2008 resulted in a quarter ended December 31, 2008 charge of $9.7 million in addition to the estimate made for the nine months ended September 30, 2008 of $16.9 million.  The total impairment charges for Goodwill and Intangible assets for the year ended December 31, 2008 was $26.6 million.

Revenues

Prior to our acquisition of ISI in the third quarter of 2007, we had no revenues. Because of the timing of the acquisition, a comparison of the year ended December 31, 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our revenues for the year ended December 31, 2008 to the 2007 period.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the years ended December 31, 2008 and 2007 (in thousands):

	Pro Forma Revenues
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract revenues	$100,324	73.5%	$54,712	51.6%	$45,612	83.4%
Contract revenues - related party	16,782	12.3%	31,788	30.0%	(15,006)	(47.2)%
Service and other revenues	19,455	14.2%	19,541	18.4%	(86)	(0.4)%
Total revenues	$136,561	100.0%	$106,041	100.0%	$30,520	28.8%

In the last three years, the corrections and commercial security markets have been growing, which has been a factor in our increased revenues.  We have seen an increase in revenues as a result of an increase in the sale of prison furniture by PDI, an increase in the sales made by Com-Tec and a substantial increase in the number of sales and service calls by Argyle Commercial Security. ISI-Detention and MCS-Detention also saw growth due to an increase in the number of projects performed during the period.  On a pro forma basis, we had revenues of $136.6 million (including related party revenues of $16.8 million) and $106.0 million (including related party revenues of $31.8 million) for the years ended December 31, 2008 and 2007, respectively, representing an increase of $30.5 million or 28.8%. The increase in revenues is also due to an increase in contract revenues in our Argyle Corrections business segment. The increase in the number of contracts is primarily due to several major factors including, but not limited to, the development and integration of new product solutions through the development of internal software applications that has allowed us to capture a larger part of the market in Argyle Corrections. Year-over-year service revenues (when excluding Other Revenues from manufacturing) have decreased by $303,000 for the year ended December 31, 2008 versus 2007.

The pro forma revenue mix was 81.5% contract revenues and 18.5% service and other revenues for the year ended December 31, 2008, which was consistent with the mix in the corresponding period in 2007.

As used in this analysis, “related party revenues” are revenues which are generated by work subcontracted from ISI*MCS (an entity owned by Sam Youngblood and by Don Carr).  Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS.  The subcontracted work was for third party customers of ISI*MCS that required bonded contracts.  Since the acquisition of ISI by Argyle, ISI*MCS no longer provides bonding and subcontract work to ISI.  We have secured our own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third-party customers.  As a result, the amount of related party revenues will continue to decrease as the contracts with ISI*MCS outstanding at the time of the merger are completed.

Cost of Revenues

Prior to our acquisition of ISI in the third quarter of 2007, we had no cost of revenues. Because of the timing of the acquisition, a comparison of the year ended December 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our cost of revenues for the years ended December 31, 2008 to the 2007 period.

Adjusted Pro Forma Cost of Revenues

The following table reconciles adjusted pro forma cost of revenues to pro forma cost of revenues for the years and December 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Cost of Revenues
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Contract costs	$91,722	67.2%	$66,079	62.3%	$25,643	38.8%
Service and other costs, excluding amortization of intangibles	19,414	14.2%	14,325	13.5%	5,089	35.5%
Adjusted pro forma total cost of revenues	111,136	81.4%	80,404	75.8%	30,732	38.2%
Amortization of intangibles	4,725	3.5%	5,127	4.8%	(402)	(7.8)%
Pro forma cost of revenues, including amortization of intangibles	$115,861	84.8%	$85,531	80.7%	$30,330	35.5%

On a pro forma basis, cost of revenues increased by $30.3 million, or 35.5%, to $115.9 million for the year ended December 31, 2008, compared to $85.5 million for the corresponding period in 2007. On an adjusted pro forma basis, cost of revenues increased by $30.7 million, or 38.2%, to $111.1 million for the year ended December 31, 2008, compared to $80.4 million for the corresponding period in 2007. The amortization of acquired backlog has been allocated to Cost of Revenues.  The impact of this amortization (which was excluded from adjusted pro forma cost of revenues) for the year ended December 31, 2008 was $4.7 million. The increase in cost of revenues resulted from working on a greater number of projects in 2008 than in 2007.  The percentage of Cost of Revenues has increased in 2008, due primarily to numerous projects that ran over budget. In order to timely complete projects and service the customer, we incurred higher travel, overtime and contracting expenses to complete the work. In addition, on certain projects there were costs which were substantially higher than anticipated, and such costs were not recovered.

The hiring and training process for the critical role of project managers (“PM” or “PMs”) had diminished significantly as management responded to the dramatic growth in sales.  This resulted in a quick hiring process with minimal vetting to meet demand. Subsequently, newly hired PMs managed substantial projects with very little oversight and without following established operational controls and systems.  A significant factor contributing to the reduced margins at ISI-Detention and MCS-Detention was the poor handling of several projects, including a single project at ISI-Detention and MCS-Detention that had cost overruns of approximately $3.3 million through December 31, 2008.  However, without the effect of the single job, ISI-Detention has had sufficient other jobs that were/are in a net under-run position such that ISI-Detention was in an acceptable “small-slip” condition for the year.

Another major impact on the cost of revenues was the escalation of steel prices which began to rise toward the end of the second quarter. Domestic material cost increases of approximately 40% have increased our cost of sales on U.S. manufactured product by approximately $150,000 per month.  Pricing climbed from an average of $0.40 per pound to $0.56 per pound.  Although PDI was able to renegotiate some contracts, and others had existing pricing that was high enough to absorb the higher steel prices, we were unable to recover about $50,000 per month from smaller contracts and contracts that we were unable to renegotiate recent pricing. Indicators, such as reductions in scrap prices (the base material in the production of steel) and very low demand, have been putting downward pressure on the price of steel.

During the later part of the year, we accelerated a plan to reduce costs and improve efficiencies. We have negotiated reduced salaries with certain employees, and we unfortunately had to terminate a number of employees (some because their positions were eliminated and others because of performance reasons). In addition, we have implemented plans to reduce expenditures for items such as cellular phones, computers and tools. Further, we have implemented a Company-wide plan to review cost-to-complete estimates and man-loading efficiencies.  We have also implemented a comprehensive training program intended to increase the effectiveness of our labor force (particularly in all aspects of project management) and create redundancies which should reduce the higher-than-expected cost for overtime and rework.

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

The amortization of acquired backlog in the cost of sales section has been allocated to cost of revenues and represents the only difference between pro forma gross margins and adjusted pro forma gross margins for the years ended December 31, 2008 and 2007 period.

Gross Margin

Prior to our acquisition of ISI in the third quarter of 2007, we had no gross margin. Because of the timing of the acquisition, a comparison of the year ended December 2007 versus 2008 would not be a meaningful comparison. As a result, we are presenting the pro forma and the adjusted pro forma information below in order to provide, what we believe to be, a more meaningful comparison of our gross margin for the year ended December 31, 2008 to the 2007 period.

Adjusted Pro Forma Gross Margin

The following table reconciles adjusted pro forma gross margin to pro forma gross margin for the year ended December 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Gross Margin
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma gross margin	$25,425	18.6%	$25,637	24.2%	$(212)	(0.8)%
Amortization of intangibles	(4,725)	(3.5)%	(5,127)	(4.8)%	402	(7.8)%
Pro forma gross margin	$20,700	15.2%	$20,510	19.3%	$190	0.9%

On a pro forma basis for the year ended December 31, 2008, gross margin was $20.7 million compared to gross margin of $20.5 million for the corresponding period in 2007. On an adjusted pro forma basis for the year ended December 31, 2008, gross margin was $25.4 million compared to a gross margin of $25.6 million for the corresponding period in 2007.  The pro forma gross margin fell from 19.3% to 15.2%, and the adjusted pro forma gross margin fell from 24.2% to 18.6% because of the increase in expenses described above.

In general, we realized gross margin erosion primarily as a result of net job costs exceeding estimates at MCS-Detention, cost control issues at ISI-Detention (including significant, cost overruns at a single job), as well as increases in the cost of raw materials and single-source supplier cost increases at PDI. As noted previously, the major issue causing ISI-Detention margin erosion is related to a single project that is currently being finished. Margin erosion in MCS-Detention largely relates to issues similar to those experienced by ISI-Detention. Additionally, we did not have a system in place at MCS-Detention that prevented overselling to potential customers based on our capacity to perform their work.  In order to meet customer expectations, excessive overtime and additional manpower was required with tight delivery deadlines, which added unexpected costs to certain projects.

Margin erosion at PDI was attributable to various reasons, including the impact of several issues occurring simultaneously. One of the main issues involved inefficient job scheduling.  When PDI provided a quote for its customers, PDI did not typically know the schedule for when the work will need to be performed once a quote is accepted. PDI had historically only been concerned with the overall size of its backlog and not the timing for production and delivery.  Despite the fact that PDI had been growing, there was always excess capacity which historically had never been a significant issue.  However, as the third quarter of 2008 progressed, PDI was faced with delivery demands by multiple customers within the same time frame. During the fourth quarter, many of these issues had been resolved as a result of the implementation of more efficient and accurate systems for estimating costs and monitoring inventory.

Operating Expenses

Operating expenses increased to $53.7 million for the year ended December 31, 2008, compared to $9.8 million for the corresponding period in 2007.  A significant factor contributing to these expense increases were $26.6 million in non-cash goodwill and intangible impairment charges, $3.4 million in professional fees and outside services and $1.2 million in non-cash compensation expenses resulting from SFAS 123(R).  Absent non-cash charges, operating expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include fees for professional services and other administrative expenses as well as amortization of intangible assets.  In addition, we saw an increase in operating expenses as a result of the hiring of new personnel and the associated recruiting costs and various other costs associates with the transition from former privately held companies into becoming fully integrated business segments of a public reporting company.  To assist us in reducing operating expenses in the future Argyle has implemented cost reduction initiatives to reduce overhead and discretionary spending. Also, we have hired an in-house general counsel which is anticipated to reduce legal costs. Also, the Executive Chairman, Chief Executive Officer and Chief Financial Officer agreed to forego agreed upon cash bonus compensation and the Executive Chairman and Chief Executive Officer agreed to not request reimbursement for travel and entertainment expenses.  Each of the Executive Chairman, Chief Executive Officer and Chief Financial Officer agreed to a reduction of their base salaries for the 2009 fiscal year. In addition, no employee at Argyle received an increase in base salary for the 2009 fiscal year. During the second half of

2008, steps were taken to reduce total operating expenses by approximately $1.5 million (annualized) at Argyle Corrections. Further, In October 2008, Mr. Youngblood agreed to not seek reimbursement for expenses incurred in connection with tickets and club dues that he was entitled to in his employment agreement until at least the middle of 2009, when it was agreed that the Company would review its financial condition and assess whether it is in the best interest of the Company to make the reimbursement. Such amount of non-reimbursed expenses for 2008 was approximately $10,000 (approximately $60,000 per year).

In order to achieve this reduction, ISI-Detention and MCS-Detention eliminated their bonus plan for the last half of 2008, reduced the base salaries of several management employees and terminated both direct and indirect employees.

Adjusted Pro Forma Operating Expenses

The following table reconciles adjusted pro forma operating expenses to pro forma operating expenses for the year ended December 31, 2008 and 2007 (in thousands):

	Adjusted Pro Forma Operating Expenses
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma total operating expenses	$52,255	38.3%	$19,735	18.6%	$32,520	164.8%
Amortization of intangible assets	1,735	1.3%	1,735	1.6%	—	0.0%
Pro forma total operating expenses	$53,990	39.5%	$21,470	20.2%	$32,520	151.5%

On a pro forma basis, operating expenses increased $32.5 million, or 151.5% to $54.0 million for the year ended December 31, 2008, from $21.5 million for the corresponding period in 2007. On an adjusted pro forma basis, operating expenses increased $32.5 million, or 164.8% to $52.2 million for the year ended December 31, 2008, from $19.7 million for the corresponding period in 2007. The increase is primarily due to the impact of a non-cash goodwill impairment charge and additional expenses needed to support the increased number of projects on which we are working, increased sales and marketing efforts to promote future growth, and corporate services expenses associated with the parent company entity.  The increase in operating expenses is also attributable to the increase in accounting personnel required to migrate several of our subsidiaries from privately held companies to become integrated into a public company.  In addition to the reporting requirements of a public company, the growth in revenues and corresponding increase in projects also required additional personnel and the related recruiting cost.  Other increased costs associated with a public company included legal fees, along with external accounting and consulting fees.

As discussed above, $26.6 million in non-cash goodwill and intangible impairment charges were recognized in the year ended December 31, 2008.  This increase accounted for 81.8% of the $32.5 million increase for the year ended December 31, 2008. Operating expenses excluding the non-cash goodwill impairment increased $5.9 million or 27.4% over the same period in 2007.

Additionally, $1.2 million in non-cash compensation expense related to restricted stock grants and employee stock options was included in the operating expenses for the year ended December 31, 2008, compared to $0.6 million for the same period in 2007. The amortization of customer base and software has been allocated to operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest during the quarter ended March 31, 2008.  The impact of this amortization, which was excluded from pro forma operating expenses, was $1.7 million.

Other Income/Expense

Prior to July 2007, total other income/expense represented interest earned on the net proceeds of our initial public offering and the private placement held in trust through the date of the acquisition of ISI.  Interest expense represents interest on our senior debt facilities, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the year ended December 31, 2008 was ($3.5) million, compared to other income of $167,000 for the corresponding period in 2007.

Pro Forma Interest Income and Interest Expense

The following table presents pro forma interest and other income for the year ended December 31, 2008 and 2007 (in thousands):

	Pro Forma Other Income (Expense)
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Interest income	$164	0.1%	$230	0.2%	$(66)	(28.7)%
Interest expense	(3,708)	(2.7)%	(2,891)	(2.7)%	(817)	28.3%
Total other income (expense)	$(3,544)	(2.6)%	$(2,661)	(2.5)%	$(883)	33.2%

Pro forma interest income for the year ended December 31, 2008 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.  Pro forma interest expense for the year ended December 31, 2008 and 2007 mainly represents interest on our senior debt facilities, unsecured subordinated debt, and our notes issued during January 2008 for the acquisitions of Com-Tec, PDI and Fire Quest. Pro forma other income /expense increased $0.9 million for the year ended December 31, 2008 to ($3.5) million from ($2.7) million for the corresponding period in 2007.

Net Income/(Loss)

For the year ended December 31, 2008, we had net loss of ($31.2) million, compared to a net income of $219,000 for the corresponding period in 2007.  The most significant cause of the net loss for the 2008 period was non-cash charges, including, the $26.6 million in non-cash goodwill and intangible impairment charges and $1.2 million in non-cash compensation charges. Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds held in the trust account.

Adjusted Pro Forma Net Income / (Loss)

The following table reconciles adjusted pro forma net income / (loss) to pro forma income / (loss) for the year ended December 31, 2008 and 2007 (in thousands):

	Pro Forma Net Income (Loss)
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Adjusted pro forma net income (loss)	$(26,864)	(19.7)%	$3,696	3.5%	$(30,560)	(826.8)%
Amortization of intangible assets	(6,460)	(4.7)%	(6,862)	(6.5)%	402	(5.9)%
Taxes, net	2,455	1.8%	1,865	1.8%	590	31.6%
Total pro forma net income (loss)	$(30,869)	(22.6)%	$(1,301)	(1.2)%	$(29,568)	2272.7%

For the year ended December 31, 2008, we had a pro forma net loss of ($30.9) million, compared to a pro forma net loss of ($1.3) million for the corresponding period in 2007.  For the year ended December 31, 2008, we had an adjusted pro forma net loss of ($26.9) million compared to an adjusted pro forma net income of $3.7 million for the corresponding period in 2007. Our only source of income prior to the consummation of our initial business combination with ISI was interest earned on the funds raised by Argyle in connection with its initial public offering and held in a trust account for use in a business combination.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Pro Forma EBITDA
	Year Ended		Year Ended		Year to Year
	December 31, 2008		December 31, 2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	Amount %
Pro forma EBITDA	$(24,721)	(18.1)%	$7,487	7.1%	$(32,208)	(430.2)%

Pro forma EBITDA decreased by $32.2 million to ($24.7) million in the year ended December 31, 2008 (the “Fiscal Year 2008 EBITDA”), compared to $7.5 million in the corresponding period in 2007.  The EBITDA margin decreased to (18.1%) from 7.1% in the corresponding period in 2007.   The Fiscal Year 2008 EBITDA includes $26.6 million in non-cash goodwill and intangible impairment charges compared to $0 in the same period in 2007.  Additionally, the Fiscal Year 2008 EBITDA includes $1.2 million in non-cash compensation expense related to restricted stock grants and employee stock options for that period, compared to $0.6 million for the same period in 2007.

Results of Operations for the Year Ended December 31, 2007

We reported net income of $219,000 for the year ended December 31, 2007.  Revenues for the five months, since the acquisition of ISI on July 31, 2007, were $44.1 million with margins of $10.0 million.

For the year ended December 31, 2007, we incurred expenses of $3.9 million for salaries and related expenses, including $236,000 of non-cash charges related to stock compensation, $1.7 million for consulting and professional fees, $1.3 million for depreciation and amortization of intangibles, $145,000 franchise taxes, $349,000 for insurance expense, $228,000 for rental expense pursuant to the Company’s lease of office space and other operating costs of $2.1 million.

The consulting and professional fees of $1.7 for the year ended December 31, 2007 relate primarily to monthly consulting fees, that cumulatively totaled approximately $0.5 million, legal fees of approximately $0.2 million, auditing, tax and accounting fees of approximately $0.8 million, and other outside services expenses of approximately $0.2 million.

The franchise tax expense of $148,516 for the year ended December 31, 2007 was paid to the state of Delaware during the first quarter of 2008.

The insurance expense of $349,000 for the year ended December 31, 2007 relates to the amortization of the prepaid directors and officers insurance policy and general liability and property policies.  The directors and officers policy which was acquired in January 2007 and extended through January 2008, totaled $90,000 and general liability and property policies totaled $259,000.

The other operating costs of $2.1 million for the year ended December 31, 2007 relate primarily to travel expenses of approximately $0.6 million, recruiting expenses of $364,000, bad debt expense of $323,000, marketing expenses of $302,000 and  $0.6 million of various general and administrative expenses.

Results of Operations for the Year Ended December 31, 2006

Argyle reported net income of $172,512 for the year ended December 31, 2006, before the deduction of $175,747 of interest income, net of taxes, attributable to common stock subject to possible redemption. Argyle incurred a net loss of $7,743 for the period from inception (June 22, 2005) through December 31, 2005.

Argyle’s trust account earned interest of $1.3 million for the year ended December 31, 2006, and its funds outside the trust account earned interest of $20,242. Argyle had no funds in trust as of December 31, 2005.

For the year ended December 31, 2006, Argyle incurred expenses of $0.5 million for consulting and professional fees, $130,632 for stock compensation, $148,516 for franchise taxes, $82,411 for insurance expense, $61,467 for rental expense pursuant to Argyle’s lease of office space and other operating costs of $131,521.

The consulting and professional fees of $0.5 million for the year ended December 31, 2006 relate primarily to monthly consulting fees that, cumulatively, totaled approximately $0.3 million, legal fees of approximately $52,000, auditing, tax and accounting fees of approximately $103,000 and bankers’ fees and expenses of approximately $25,000. As of December 31, 2006, four consultants were assisting Argyle. The consultants are being paid (and have been paid since August 2006) a total of approximately $24,000 per month and are assisting Argyle in the identification of target businesses, due diligence, securities compliance and administration. Additionally, Argyle paid an outstanding obligation of approximately $53,000 in March 2006 to Liberty Defense Group LLC. Alan Wachtel was paid approximately $71,000 during the year ended December 31, 2006 in addition to his compensation as a part-time employee at Sec-Tec.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $13.6 million in cash and cash equivalents, including $2.5 million of restricted cash which is invested in a certificate of deposit earning interest of 2.5% per year and $9.5 million of cash which is deposited in Certificate of Deposit Account Registry Service (CDARS) earning interest at a variable rate of return. The remaining $1.6 million is deposited in several non-interest bearing operating bank accounts.  The Company believes that it has enough cash available and expects to have enough income from operations to operate for at least the next 12 months.

In January 2006, we completed a private placement of 125,000 units to our executive officers and their affiliates and received net proceeds of approximately $0.9 million (the “Private Placement”). On January 30, 2006, we consummated our initial public offering of 3,700,046 units (which included 75,046 units sold as part of the underwriter’s over-allotment option) (the “Public Offering”). Each unit in both the Private Placement and the Public Offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.50 per share.

Net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2.4 million (including underwriting discounts of approximately $1.8 million) were approximately $28.2 million. Approximately $27.3 million of the proceeds from our Public Offering and the Private Placement, each occurring prior to the acquisition of ISI, were placed in a trust account for our benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until we consummated a business combination. The amounts held outside of the trust account were used to provide for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of the underwriters in the Public Offering which was paid to them upon completion of the business combination. All amounts held in trust were released on July 31, 2007 to fund the acquisition of ISI.

On April 16, 2007, our officers and directors, an affiliate of Bob Marbut, our Chief Executive Officer, and certain of our consultants, pursuant to a note and warrant acquisition agreement, loaned Argyle an aggregate of $0.3 million and in exchange received promissory notes in the aggregate principal amount of $0.3 million and warrants to purchase an aggregate of up to 37,500 shares of common stock at an exercise price of $5.50 per share. The promissory notes were repaid in full, plus accrued interest, in August 2007.

On July 31, 2007, we consummated a business combination, acquiring 100% of the outstanding capital stock of ISI and its subsidiaries, the value of which our Board of Directors determined was greater than 80% of our assets at the time of the merger. Prior to the acquisition of ISI, we had no operations and was considered a developmental stage enterprise. ISI is deemed to be a ‘‘predecessor’’ to the combined company. The accompanying consolidated balance sheet includes the assets and liabilities related to the acquisition of ISI, adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141,   Business Combinations  ..

We used an estimated $20.5 million (excluding transaction costs) of the net proceeds of the initial public offering to acquire ISI. At the closing of the merger, the following consideration was paid by us to the stockholders and debt holders of ISI:

•                      $18.6 million in cash;

•                      1,180,000 shares of common stock (valued at approximately $9.2 million); and

•                      $1.9 million of unsecured promissory notes convertible into shares of common stock at a conversion price of $10 per share.

Additionally, we incurred total transaction costs of approximately $1.7 million, including legal costs paid to Loeb & Loeb LLP of $0.5 million, $0.6 million related to certain Macquarie Securities (USA) Inc.’s (formerly Giuliani Capital Advisors) advisory fees and fairness opinion, $0.3 million paid in M&A fees to WFG Investments and additional costs of $0.3 million related to accountants, consultants, printer fees and other miscellaneous expenses. Such costs do not include transaction costs of approximately $1.0 million incurred by ISI (related primarily to attorney, brokerage and accounting fees).

As part of the acquisition of ISI, public stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares. The per-share redemption price was equal to $7.80 per share, including interest earned thereon in the trust account, net of taxes paid and payable, $0.6 million of interest income which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $0.5 million plus interest). Approximately $1.6 million was paid to redemptive shareholders in August of 2007.

In April 2008, we completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to accredited investors and received gross proceeds of $15.0 million. Rodman & Renshaw, LLC, a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc., served as the exclusive placement agent for the offering and received $900,000 and 112,500 warrants to purchase an aggregate of up to 112,500 shares of Argyle’s common stock; exercisable at $8.00 per share, as a placement fee.

In January 2009, we completed a private placement of 27,273 shares of Series B Voting Convertible Preferred Stock (convertible initially into 2,727,300 shares of common stock) to accredited investors and received gross proceeds of $3,000,030.

 Working Capital

Our primary liquidity needs are for financing working capital (including premiums, fees and letters of credit incurred in connection with bid and performance bonds) and the purchase of vehicles and related equipment. The nature of our business and operations as a security solutions provider causes cash flow from operations to be highly volatile. Argyle’s large security contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts.

Following the closing of a new loan facility on October 3, 2008, we had in place a $25.0 million credit facility, whereby ISI is the borrower, to allow it to manage its working capital and project bonding requirements, subject to borrowing capacity based on certain financial covenants. See the section entitled “Subsequent Events” regarding certain amendments to the loan facility where by the availability was decreased to $18.1 million.

At December 31, 2008, we had current assets of $58.7 million and current liabilities of $27.3 million resulting in a working capital surplus of approximately $31.4 million, compared to a surplus of $20.0 million at December 31, 2007.

Long-Term Debt

Notes payable and Long-Term Debt consist of the following (in thousands):

	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$418	$190
Unsecured debt - related party	11,393	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,106	—
Line of credit and senior term debt	12,951	7,979
	$32,793	$16,046
Less - current maturities	3,235	81
Long term debt	$29,558	$15,965

Vehicles and Equipment

Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods.  Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10%. The weighted average interest rate for these borrowings was 9.4% and 8.2% at December 31, 2008 and December 31, 2007, respectively.  Argyle has agreed to guarantee the obligations of ISI under the notes up to $1 million.

Unsecured Debt — Related Parties

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007.  All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements.  As of December 31, 2008, the Company was in compliance or had received a waiver of non-compliance with all covenants. In addition, the company modified future covenants (See Note 24), and expects to be in compliance with the modified covenants for the next year.

 On October 28, 2008, the Board approved the Company’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow us the ability to bid projects without obtaining bonding.

Unsecured Convertible Debt — Stockholders

As part of the merger consideration paid to acquire ISI, we issued unsecured convertible debt to the stockholders of ISI in the amount of $1.9 million, at a rate of interest of 5% per annum, paid semiannually. The notes were able to be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008 or redeemed at the same price by the Company after January 1, 2009. On January 12, 2009, the notes were redeemed in full by the Company at $10.00 per share for an aggregate of 192,763 shares of common stock.

In April 2007, our officers and directors, an affiliate of our Executive Chairman and Chief Executive Officer, and certain of our consultants, pursuant to a note and warrant acquisition agreement, loaned us an aggregate of $300,000 and, in exchange, received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. We have estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000, using an expected life of two years, volatility of 2.39% and a risk-free rate of 5%). However, because the warrants have a limited trading history, the volatility assumption was based on information then available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

Seller Notes

In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6% paid quarterly through December 2009.  Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuation of these derivatives held a value of $23,000 as of December 31, 2008.

In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7% per year and have a maturity date of April 1, 2011.  Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note. Interest only payments were made for each three-month period beginning on May 2008 and August 2008;  a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 were due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,290.80 as a results of adjustments made because of uncollected accounts receivable.

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note, was guaranteed by and secured by the assets of ISI and its subsidiaries and bears interest at the rate of 7.25% per year and became due and payable on January 1, 2009. Argyle had provided a guaranty of payment and performance of ISI’s obligations under the Fire Quest Promissory Note.  The Company has paid quarterly payments of accrued and unpaid interest of $4,531.25 until the maturity date and made a final payment on the maturity date equal to the unpaid principal amount together with any then unpaid and accrued interest and other amounts payable thereunder. As a result, the Fire Quest Promissory Note is no longer an outstanding obligation of ISI or its subsidiaries.

Collectively, the Fire Quest Promissory Note, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter collectively referred to as the “Seller Notes”.

Senior Secured Credit Facility

At December 31 2008, ISI had a line of credit facility for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $5.0 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the maximum amount of $10.0 million (collectively, the “Loans”).  The Loans have a three-year maturity that mature on October 2, 2011 and, upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. The Loans are secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.

The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 5.9% and 6.9% at December 31, 2008 and December 31, 2007, respectively.  The intercompany loan, with a principal amount of $2.0 million advanced on September 30, 2008 at an interest rate of 5%, was repaid in full upon the closing of the Loans with the Bank on October 3, 2008.

In connection with the Loans, the holders of each Seller Note agreed to be subordinated to the lender with respect to payment and perfection. In addition, the maturity dates of each Seller Note was effectively extended to be no earlier than the date on which all of the outstanding obligations of ISI to repay the outstanding principal and accrued and unpaid interest relating to the Loans are satisfied.

The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of December 31, 2008, the Company is indebted for $9.5 million in term debt and $3.5 million through the line of credit.  As of December 31, 2008, the Company was in compliance or had received a waiver of non-compliance with all covenants. In addition, the Company modified future covenants (see Note 24), and expects to be in compliance with the modified covenants for the next year.

Aggregate maturities required on all debt at December 31, 2008 are as follows (in thousands):

Year Ending December 31:
2009	$3,235
2010	4,936
2011	24,485
2012	66
2013	71
Thereafter	—
$32,793

As a result of a review of anticipated capital expenditures for the remainder of the 2008 fiscal year, on November 12, 2008, the Company discovered that it was in excess of the limit of $2.5 million provided for in its loan agreement with its subordinated debt lender and, accordingly, on November 12, 2008, the Company requested and received a waiver to increase the limit to $3 million in exchange for a $25,000 fee.  As of December 31, 2008, the Company was in compliance of all the loan covenants.

As summarized below under the section entitled “Subsequent Events”, on January 8, 2009, ISI amended certain covenants related to the senior line of credit facility and its subordinated debt.  In connection with the amendment of the senior line of credit facility, Argyle agreed to provide a guaranty of the obligations ISI and its subsidiaries under the facility.

Interest Rate Risk Management

We use derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. We utilizes interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. We account for the interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

During the fourth quarter of 2008, we entered into a U.S. dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long term liabilities, as applicable, on its consolidated balance sheet.

At December 31, 2008, the interest rate swap had a fair value (net of taxes) of approximately $116,000. During the year ended December 31, 2008, we recognized interest (expense) income from hedging activities relating to interest rate swaps of $3,062. There were no ineffective amounts recognized during the period ended December 31, 2008, and we do not expect the hedging activities to result in an ineffectiveness being recognized in the earnings.

At December 31, 2008, accumulated other comprehensive income included a deferred pre-tax net loss of $188,000 related to the interest rate swap. For the year ended December 31, 2008, we did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.

Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. ISI entered into a third lease on another property owned by the same partnership in June 2008.  All three leases are triple net leases. A triple net lease is a lease agreement on a property by where the tenant or lessee agrees to pay all real estate taxes, building insurance and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet.

In December 1, 2008 the Company entered into a 36 month capital lease totaling $65,000 for Tele-Trac equipment to be installed in its fleet of service vehicles to enable management to better monitor and manage productivity for the installation and field-service workforce.

Commitments

We lease office space and equipment under operating leases expiring through 2012.   The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and we operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000. This lease expires in January 2013.

As part of the acquisition of PDI on January 4, 2008, ISI assumed PDI’s existing leases in California and Arizona.  On September 5, 2008, ISI entered into a lease relating to approximately 29,709 square feet of property located at 577 and 583 North Batavia Street, Orange, California. The term of the new lease is for two years commencing September 1, 2008 and ending August 31, 2010. The aggregate monthly base rent is $16,934.  In connection with the lease, on September 5, 2008, Argyle entered into a guaranty pursuant to which Argyle has agreed to guarantee the payment and performance obligations of ISI under the lease. The PDI lease in Arizona is a four year lease. The three facilities occupy a total of 55,709 square feet (26,000 square foot facility in Arizona and the 29,709 square foot facilities in California) with aggregate monthly payments of $32,934.

As part of the Com-Tec acquisition that occurred at January 31, 2008, we signed a new lease for the existing facility.  The Com-Tec lease is a five year lease, for the 33,000 square foot facility, with aggregate monthly payments of $14,000 beginning in year three with the total rent expense being recognized on a straight-line basis over the life of the lease.

Rental expense was $1.2 million and $228,000 for the year ended December 31, 2008 and 2007, respectively.  Rental expense was $103,000 and $266,000 for the seven months ended July 31, 2007 (Predecessor), respectively.

In August 2007, we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008, we entered into a letter of credit facility with a financial institution, secured by $2.5 million of restricted cash. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

Off Balance Sheet Arrangements

Argyle does not have any off-balance sheet arrangements.

Contractual Obligations

Aggregate amounts at December 31, 2008 are as follows (in thousands):

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$32,793	$3,235	$29,421	$137	$—
Capital Lease Obligations	5,377	516	1,030	986	2,845
Operating Lease Obligations	3,545	895	1,606	938	106
Interest on Long Term Debt Obligations	10,918	2,961	5,399	2,558	—
Total	$52,633	$7,607	$37,456	$4,619	$2,951

Subsequent Events

Series B Purchase Agreement

On January 8, 2009, Argyle entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mezzanine Management Fund IV A, L.P. and Mezzanine Management Fund IV Coinvest A, L.P. (the “Purchasers”), and Sam Youngblood, Ron Chaimovski and Bob Marbut (together, with their affiliates, the “Stockholders”), pursuant to which the Purchasers purchased 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share (the “Series B Preferred Shares”) for $110 per share, for an aggregate purchase price of $3,000,030 (the “Series B Financing”).

Each Series B Preferred Share is convertible into 100 shares of common stock, at any time, at the option of the holder, initially at a conversion price of $1.10 per share of Common Stock, subject to adjustment for stock dividends, stock splits or similar capital reorganizations, and weighted average price protection for certain issuances below the conversion price.

The Series B Preferred Shares have voting rights equal to the number of shares of common stock the holder would receive if all Series B Preferred Shares had been converted into common stock. The holders of the Series B Preferred Shares may also designate one individual to serve on the Company’s Board of Directors.

The holders of the Series B Preferred Shares shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the our Board of Directors, at the greater of (i) 4% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Shares could be converted; provided, however, that such cash dividend must be paid at the earliest any of the following occur:  (A) we pay a dividend on the common stock, (B) we liquidate or there is a change in control, or (C) upon conversion of the Series B Preferred Shares, but only with respect to those Series B Preferred Shares so converted.

The Series B Preferred Shares have a liquidation preference as to both our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Shares”) and our common stock equal to the greater of (i) the sum of the original issue price (subject to adjustment for stock dividends, stock splits or similar capital reorganizations) plus all accrued but unpaid dividends, or (ii) the amount the holder would receive if all Series B Preferred Shares had been converted into common stock.

For as long as any shares of Series B Preferred Shares remain outstanding, we will be prohibited from (i) amending, waiving, altering or repealing in a way that adversely affects the rights, powers, preferences, or other special rights or privileges of the holders of the Series B Preferred Shares, whether by amendment to the Certificate of Incorporation, Bylaws, Certificate of Designation or other organization documents, or by merger, consolidation, reorganization or otherwise, (ii) increasing or decreasing (other than by redemption or conversion) the authorized number of shares of preferred stock or Series B Preferred Shares, (iii) creating, issuing or authorizing the issuance of any equity securities senior to the Series B Preferred Shares, or (iv) repurchasing, redeeming or reissuing any equity securities of the Company to which the Series B Preferred Shares rank senior and prior (whether with respect to dividends, redemption, or upon liquidation or otherwise), including the Series A Preferred Shares and the Common Stock, and any rights or options exercisable or convertible thereof, other than repurchases of shares of Common Stock from employees, officers, directors or consultants under agreements providing for such repurchase under certain conditions.

Under the Purchase Agreement, we also granted piggyback registration rights to the Purchasers.

We granted a preemptive right to the Purchasers with respect to future financings and a right of first offer to provide financing for certain transactions. In addition, the Stockholders have granted a right of first refusal to the Purchasers until January 31, 2010 as to any transfers of our securities held by the Stockholders.

The gross proceeds of the Series B Financing were used to reduce a portion of the outstanding balance of the PrivateBank Loans (see below).

Neither the Series B Preferred Shares, nor the shares of common stock issuable upon conversion of the Series B Preferred Shares, have been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

Amendment to Blair Purchase Agreement

On January 8, 2009, ISI entered into a Sixth Amendment (the “Blair Amendment”) to the Note and Warrant Purchase Agreement dated as of October 22, 2004 (as amended) between ISI and William Blair Mezzanine Capital Fund III, L.P. (“Blair”), a fund managed by Merit Capital Partners. Pursuant to the terms of the Blair Amendment, Blair has agreed to amend its existing covenants to have a 10% cushion to Private Bank’s amended covenants and has agreed to an extension of the maturity of its debt for one year, until January 31, 2011.  The senior debt-to-EBITDA covenant was increased to 2.50x at March 31, 2009 and June 30, 2009.  The senior debt to EBITDA covenant will become 2.20x at September 30, 2009. A total debt-to-EBITDA ratio covenant was created whereby the ratio at the end of the fiscal quarter must be no greater than to 5.94 to 1.00 at March 31, 2008, 5.78 to 1.00 at June 30, 2009, 4.40 to 1.00 at September 30, 2009 and, thereafter, it will be 3.85 to 1.00.  The maximum capital expenditures covenant has been increased to $330,000 per each fiscal quarter ending March 31, 2009, June 30, 2009 and September 30, 2009, respectively. The fixed charge coverage ratio has been amended to take into account payments made to subordinated debt holders. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010.

Amendment to PrivateBank Loan Agreement

On January 8, 2009, ISI entered into Amendment No. 1 dated January 8, 2009 (the “Loan Amendment”) to the Loan Agreement dated October 3, 2008 with The PrivateBank and Trust Company, an Illinois banking corporation (the “Bank”). Pursuant to and subject to the terms and conditions of the Loan Agreement, the Bank had made available to ISI (a) a secured revolving line of credit in the maximum amount of $10,000,000, with a $5,000,000 sublimit for the issuance of letters of credit, (b) a secured revolving line of credit in the maximum amount of $5,000,000, to be used solely for the issuance of letters of credit, and (c) a term loan in the maximum amount of $10,000,000 (collectively, the “PrivateBank Loans”).

Pursuant to the terms of the Loan Amendment, ISI paid down the existing term loan by $3.0 million (effectively paying down the term loan by $2.5 million and pre-paying the March 31, 2009 principal payment of $500,000).  All debt covenants were waived at December 31, 2008.  The applicable margin for LIBOR rate loans under the revolving lines of credit between January 1, 2009 through September 30, 2009 was increased to 3.5%, the applicable margin for Prime rate loans under the revolving lines of credit between January 1, 2009 and September 30, 2009 was increased to 1.50%, the applicable margin for LIBOR rate loans under the term loan was increased to 4.0%, and the applicable margin for Prime rate loans under the term loan was increased to 2.0%.  The letter of credit fee was also increased to 3.5%.  The senior debt-to-EBITDA covenant was increased from 2.00x to 2.25x at March 31, 2009 and June 30, 2009.  The senior debt-to-EBITDA covenant will return to 2.00x at September 30, 2009. The total debt to EBITDA covenant was increased from 4.00x to 5.40x at March 31, 2008 and 5.25x at June 30, 2009 and will return to 4.00 at September 30, 2009 and thereafter it will be 3.50.  There is a new maximum capital expenditures covenant of $300,000 per quarter in Q1 2009, Q2 2009, and Q3 2009 and the fixed charge coverage ratio has been amended to take into account payments made to subordinated debt holders.

Argyle agreed to provide a guaranty of the PrivateBank Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement.  The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.

Line of Credit Facility

In February 2009, Argyle entered into a letter of credit facility with the PrivateBank, collateralized by $2.5 million in restricted cash. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

Restricted Stock, Options and Performance Unit Awards

On February 1, 2009, we granted 90,000 unregistered shares of our common stock to Officers and key employees listed below. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of 2009, 2010, and 2011. The holders have the right to vote all shares, regardless of the vesting schedule.

Stockholders	Number of Shares
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

Also, on February 1, 2009, we granted options to purchase an aggregate of up to 300,000 shares of our common stock to Officers and key employees of the listed below. The exercise price of the options is $1.10 per share and the options vest December 31 in three equal annual tranches on each of 2009, 2010 and 2011.

Stockholders	Number of Options
Bob Marbut	50,000
Ron Chaimovski	50,000
Sam Youngblood	50,000
Donald F. Neville	30,000
Matthew A. Kepke	25,000
Dean Dresser	10,000
Robert Roller	25,000
Brian LaBad	10,000
Jeff Paulik	10,000
Mike Peterson	10,000
Wally Wallace	25,000
Tim Moxon	10,000

In addition, on February 1, 2009, we granted 110,000 performance unit awards to Officers and key employees listed below. The awards vest fully on December 31, 2012 at which time a cash payment amount per unit award shall be determined by the Board based on the Company achieving or exceeding performance goals set by the Compensation Committee of the Board.

Stockholders	Number of Unit Awards
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

On March 19, 2009, we issued 45,000 unregistered shares of our common stock to the Directors listed below. These shares vest in full seven (7) days after the Director is no longer serving on the Board.

Stockholders	Number of Shares
Lloyd Campbell	15,000
Wesley Clark	15,000
John Smith	15,000

Such shares, options and performance unit awards were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to officers and directors of Argyle.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

At December 31, 2008, ISI had a line of credit facility totaling $10.0 million and $10.0 million in debt. The line of credit and term debt are secured by all of our tangible and intangible assets excluding vehicles. Interest on the line of credit is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% for the applicable period. Interest on the term debt is payable quarterly and is calculated at 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line of credit and term debt at December 31, 2008 was $13.0 million. The facility has a maturity date of October 2, 2011.

Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $250,000 based on the total credit available to Argyle.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure, nor were there any “reportable events”, as that term is described in Item 304(a)(1)(v) of Regulation S-K, for the years ended December 31, 2007 and 2008 or for any subsequent interim period.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management, including the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management has excluded PDI and Com-Tec from its assessment of internal control over financial reporting as of December 31, 2008.  Fire Quest was acquired and its assets fully absorbed by MCS–Commercial on January 1 2008, PDI was acquired on January 4, 2008, and Com-Tec was acquired on January 31, 2008. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

At December 31, 2008, total assets, total assets less goodwill and net tangible assets, and total revenues subject to PDI’s internal control over financial reporting represented 6.3%, 9.6%, and 6.6% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2008. At December 31, 2008, total assets, total assets less goodwill and net tangible assets, and total revenues subject to Com-Tec’s internal control over financial reporting represented 20.3%, 8.9%, and 14.3% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2008.

Management’s annual report on internal control over financial reporting does not include an attestation report of the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in its annual report.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report on this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, management had completed testing and determined that the controls surrounding the previously disclosed material weakness regarding revenue recognition were operating effectively. Management has concluded that remediation has been completed and this represents a significant change in internal control over financial reporting.

These represent the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Argyle Security, Inc.’s internal control over financial reporting. We do not provide assurance that no additional material weaknesses will be identified in the future.

Item 9B. Other Information

On March 30, 2009, ISI entered into Amendment No. 2 to the Loan and Security Agreement with PrivateBank and the Seventh Amendment of Note and Warrant Purchase Agreement with Blair. The purpose of entering into the agreements was to clarify the definition of permitted indebtedness under the subordinated debt facility and establish the maximum capital expenditure limits after the quarter ended September 30, 2009 for each of the senior debt facility and the subordinated debt facility.  In addition, ISI executed an Allonge to Third Amended and Restated Senior Subordinated Promissory Note and Amended and Restated Senior Subordinated Promissory Note A for the purpose of amending the schedule of payments. Copies of the amendments and the allonges are attached as exhibits to this annual report on Form 10-K as Exhibits 10.96, 10.97, 10.98 and 10.99.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated herein by reference to Argyle’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP audited our financial statements for the year ended December 31, 2008, 2007 and 2006.

Padgett, Stratemann & Co. LLP audited predecessor (ISI) financial statements for the period ended July 31, 2007 and the year end December 31, 2006.  In addition, the firm audited the predecessor (ISI) employee benefit plans for the years ended December 31, 2007, 2006 and 2005.

Audit Fees

Fees for audit services provided by Ernst & Young LLP totaled $815,000, $409,502 and $132,878 in 2008, 2007 and 2006, respectively, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2008, 2007 and 2006, the reviews of the Company’s quarterly reports on Form 10-Q, and for services performed in connection with the Company’s registration statements.

Fees for audit services provided by Padgett, Stratemann & Co., LLP totaled $77,875, $236,425 and $144,200 in 2008, 2007 and 2006, respectively, including fees associated with the audit of ISI Detention Contracting Group, Inc.  (ISI) financial statements for the seven months ending July 31, 2007 and fiscal year ended December 31, 2006, quarterly reviews of ISI for purposes of filing in Argyle 8-K filings during the acquisition period of ISI by the Company, and services performed in connection with the Company’s registration statements.

Audit-Related Fees

Fees for audit-related services provided by Ernst & Young LLP totaled $0, $269,600 and $28,500 in 2008, 2007 and 2006, respectively. Audit-related services principally include due diligence in connection with acquisitions in 2006, and a balance sheet audit in 2007 as a result of the ISI acquisition.

Fees for audit related services provided by Padgett, Stratemann & Co. LLP totaled $22,300, $22,975 and $7,500 in 2008, 2007 and 2006, respectively.  Audit related services included due diligence in connection with acquisitions in 2007 and audits of ISI’s employee benefit plans for the year ended December 31, 2006.

Tax Fees

Fees for tax services provided by Ernst & Young LLP, including tax compliance, tax advice, and tax planning, totaled $0, $5,350 and $11,015 in 2008, 2007 and 2006, respectively.

Fees for tax services provided by Padgett, Stratemann & Co., LLP, including tax compliance, tax advice, and tax planning, totaled $180,805, $57,935 and $ 39,220 in 2008, 2007 and 2006, respectively.

All Other Fees

There were no fees billed by Ernst & Young LLP for other professional services rendered during the fiscal years ended December 31, 2008, 2007 or 2006.

Fees for other professional services rendered by Padgett Stratemann &Co., Inc totaled $36,625, $34,425 and $2,000 during the 2008, 2007 and 2006, respectively.

Pre-Approval of Services

Since our Board of Directors performed the duties of an audit committee in 2007, they evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered the audit and non-audit services. We did not rely on pre-approval policies and procedures.

In 2008, in accordance with the SEC’s auditor independence rules, the Audit Committee established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

Prior to the engagement of the independent auditors for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us;

•	provision by the independent auditors to us of strategic consulting services of the type typically provided by management consulting firms; or

•

the retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of Argyle who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by us, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and us;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of our company; and

•	whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     (1) Consolidated Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

  (2) Schedules

 All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-laws(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (12)

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. (17)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant(1)

4.5	Form of Unit Purchase Option granted to Rodman & Renshaw, LLC(1)

4.6	Warrant to Purchase Common Stock between the Company and Wesley Clark (7)

4.7	Warrant to Purchase Common Stock between the Company and John J. Smith (7)

4.8	Warrant to Purchase Common Stock between the Company and Bob Marbut (7)

4.9	Warrant to Purchase Common Stock between the Company and Ron Chaimovski (7)

4.10	Warrant to Purchase Common Stock between the Company and Graham Wallis (7)

4.11	Warrant to Purchase Common Stock between the Company and Alan Wachtel (7)

4.12	Warrant to Purchase Common Stock between the Company and Argyle Global Opportunities, L.P. (7)

10.1	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the pre-offering stockholders (1)

10.2	Form of Registration Rights Agreement among the Registrant and the pre- initial public offering stockholders(1)

10.3	Warrant Clarification Agreement between the Company and American Stock Transfer & Trust Company, dated August 10, 2006 (2)

10.4	Unit Purchase Option Clarification Agreement between the Company and I-Bankers, Inc., dated August 10, 2006 (2)

10.5	Unit Purchase Option Clarification Agreement between the Company and Rodman & Renshaw, LLC, dated August 10, 2006 (2)

10.6	Merger Agreement by and among Argyle Security, Inc., ISI Security Group, Inc. and ISI Detention Contracting, Inc. (4)

10.7	Lease between the Company and Frost National Bank, Trustee For A Designated Trust (5)

10.8	Unit Purchase Agreement between and among ISI Controls, Ltd., Com-Tec Security, LLC, the holders of units in Com-Tec and Jeffery E. Corcoran (9)

10.9	First Amendment to the Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust dated January 19, 2007.

10.10	Second Amendment to the Lease Agreement between the Company and Frost National Bank, Trustee for a Designated Trust dated January 18, 2008.

10.11	Guarantee of Lease Agreement dated February 6, 2008 between the Company and Investment Property, Ltd. for the guarantee of ISI’s lease for its facility in San Antonio.

10.12	Asset Purchase Agreement between ISI Detention Contracting Group, Inc, and Peterson Detention Inc. dated as of January 1, 2008 (9)

10.13	Guaranteed Convertible Promissory Note by ISI Detention Contracting Group, Inc. in favor of Peterson Detention Inc. dated as of January 1, 2008 (9)

10.14	Guaranteed Convertible Promissory Note by ISI Detention Contracting Group, Inc. in favor of Peterson Detention Inc. dated as of January 1, 2008 (9)

10.15	Employment Agreement between ISI Detention Contracting Group, Inc. and Michael Peterson dated as of January 1, 2008 (9)

10.16	Employment Agreement between ISI Detention Contracting Group, Inc. and Leonard Peterson dated as of January 1, 2008 (9)

10.17	Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors dated October 22, 2004.

10.18	Omnibus First Amendment to Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors dated November 1, 2005.

10.19	Omnibus Second Amendment to Note and Warrant Purchase Agreement between ISI Detention Contracting Group, Inc, William Blair Mezzanine Capital Fund III, L.P. and the Guarantors.

10.20	Third Amendment to Note and Warrant Purchase Agreement dated January 2, 2008 by and among ISI, Argyle and the other Guarantors, and William Blair Mezzanine Capital Fund III, L.P. (9)

10.21	Senior Subordinated Promissory Note of ISI issued to William Blair Mezzanine Capital Fund III, L.P., dated January 2, 2008 (9)

10.22	Unsecured Promissory Note by MCFSA, Inc. in favor of Fire Quest, Inc., dated as of January 1, 2008 (9)

10.23	Unit Purchase Agreement by and between ISI Controls, Ltd., the holders of units in Com-Tec and Jeffrey E. Corcoran, as the Seller (10)

10.24	Subordinated Promissory Note by ISI Controls, Ltd. in favor of Jeffrey E. Corcoran and Janell D. Corcoran (10)

10.25	Amended and Restated Loan and Security Agreement by and between ISI Security Group, Inc. and LaSalle Bank National Association (10)

10.26	Amended and Restated Revolving Note by ISI Security Group in favor of LaSalle Bank National Association dated January 23, 2008 (10)

10.27	Term Note by ISI Security Group in favor of LaSalle Bank National Association dated January 23, 2008 (10)

10.28	Amended and Restated Pledge Agreement among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.29	Amended and Restated Pledge Agreement among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.30	Amended and Restated Continuing Unconditional Guaranty among ISI Security Group, Inc., its wholly owned subsidiaries and LaSalle Bank National Association dated January 23, 2008 (10)

10.31	Note and Warrant Acquisition Agreement between the Company and Wesley Clark (6)

10.32	Note and Warrant Acquisition Agreement between the Company and John J. Smith (6)

10.33	Note and Warrant Acquisition Agreement between the Company and Bob Marbut (6)

10.34	Note and Warrant Acquisition Agreement between the Company and Ron Chaimovski (6)

10.35	Note and Warrant Acquisition Agreement between the Company and Graham Wallis (6)

10.36	Note and Warrant Acquisition Agreement between the Company and Alan Wachtel (6)

10.37	Note and Warrant Acquisition Agreement between the Company and Argyle Global Opportunities, L.P. (6)

10.38	Note made by the Company in favor of Wesley Clark (6)

10.39	Note made by the Company in favor of John J. Smith (6)

10.40	Note made by the Company in favor of Bob Marbut (6)

10.41	Note made by the Company in favor of Ron Chaimovski (6)

10.42	Note made by the Company in favor of Graham Wallis (6)

10.43	Note made by the Company in favor of Alan Wachtel (6)

10.44	Note made by the Company in favor of Argyle Global Opportunities, L.P. (6)

10.45	Second Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2007. (9)

10.46	First Fully Restated Commercial Lease Agreement by and between Green Wing Management, Ltd. and ISI Security Group, Inc., dated July 31, 2002. (9)

10.47	Form of Non-Qualified Option Agreement (9)

10.48	Form of Restricted Stock Agreement

10.49	Form of Incentive Stock Option Agreement

10.50	Sixth Amendment to Loan and Security Agreement by and between LaSalle Bank National Association and ISI Security Group, Inc., dated September 14, 2007. (9)

10.51	Allonge to Second Agreement and Restated Senior Subordinated Promissory Note by and between ISI Security Group, Inc., and William Blair Mezzanine Capital Fund III, LP, dated September 14, 2007. (9)

10.52	Employment Agreement dated October 19, 2004 between Sam Youngblood and Detention Contracting Group, Ltd.

10.53	Employment Agreement dated October 19, 2004 between Don Carr and Detention Contracting Group, Ltd.,

10.54	Employment Agreement dated October 19, 2004 between Tim Moxon and Metroplex Control Systems, Inc.

10.55	Employment Agreement dated October 19, 2004 between Mark McDonald and Metroplex Control Systems, Inc.

10.56	Intellectual Property Rights Transfer Agreement dated March 4, 2008 by and between Mark McDonald and ISI Security Group, Inc.

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

10.62	Industrial Building Lease dated as of December 20, 2006 by and between Carlyle/FR Houston Investors, L.P. (Landlord), and MCFSA, Ltd. (Tenant) covering 10624 Rockley Road, Houston, Texas 77099.

10.63	Lease dated as of July 31, 2007 by and between Indiana Automation, Inc. (Landlord) and Metroplex (Tenant) covering 8001 East 196 th Street, Noblesville, Indiana 46062.

10.64	Commercial Lease dated January 1, 2008 by and between William L. Cavin (Landlord) and MCFSA, Ltd. (Tenant) covering 7823 Fortune Drive, Bexar County, Texas.

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

10.68	Permanent Executive Services Agreement between Argyle and Tatum, LLC, dated effective January 1, 2008. (11)

10.69	Securities Purchase Agreement, dated as of April 22, 2008, among the Company, certain stockholders and purchasers named therein. (12)

10.70	COMMERCIAL LEASE AGREEMENT dated June 10, 2008 by and between Green Wing Management, Ltd. and ISI Security Group, Inc. (13)

10.71	Lease Agreement between ISI Detention Contracting Group, Inc. and CC&E, LLC dated July 21, 2008. (14)

10.72	Guaranty of Lease by Argyle Security, Inc. dated July 21, 2008. (14)

10.73	Loan Agreement by and between ISI Security Group, Inc. and The PrivateBank and Trust Company dated as of October 3, 2008. (15)

10.74	Promissory Note dated as of October 3, 2008 from ISI Security Group, Inc. in favor of The PrivateBank and Trust Company in the principal amount of up to $10,000,000. (15)

10.75	Promissory Note dated as of October 3, 2008 from ISI Security Group, Inc. in favor of The PrivateBank and Trust Company in the principal amount of up to $5,000,000. (15)

10.76	Promissory Note dated as of October 3, 2008 from ISI Security Group, Inc. in favor of The PrivateBank and Trust Company in the principal amount of up to $10,000,000. (15)

10.77

Unconditional Continuing Guaranty dated as of October 3, 2008 by and among DETENTION CONTRACTING GROUP, LTD., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION SYSTEMS, INC., ISI SYSTEMS, LTD., METROPLEX CONTROL SYSTEMS, INC., ISI CONTROLS, LTD., METROPLEX COMMERCIAL FIRE AND SECURITY ALARMS, INC., MCFSA, LTD., COM-TEC SECURITY, LLC, COM-TEC CALIFORNIA LIMITED PARTNERSHIP for the benefit of The PrivateBank and Trust Company. (15)

10.78

Pledge Agreement dated as of October 3, 2008 by and among ISI SECURITY GROUP, INC., DETENTION CONTRACTING GROUP, LTD., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION SYSTEMS, INC., ISI SYSTEMS, LTD., METROPLEX CONTROL SYSTEMS, INC., ISI CONTROLS, LTD., METROPLEX COMMERCIAL FIRE AND SECURITY ALARMS, INC., MCFSA, LTD., COM-TEC SECURITY, LLC, COM-TEC CALIFORNIA LIMITED PARTNERSHIP and The PrivateBank and Trust Company. (15)

10.79

Security Agreement dated as of October 3, 2008 by and among ISI SECURITY GROUP, INC., DETENTION CONTRACTING GROUP, LTD., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION CONTRACTING GROUP, INC., ISI DETENTION SYSTEMS, INC., ISI SYSTEMS, LTD., METROPLEX CONTROL SYSTEMS, INC., ISI CONTROLS, LTD., METROPLEX COMMERCIAL FIRE AND SECURITY ALARMS, INC., MCFSA, LTD., COM-TEC SECURITY, LLC, COM-TEC CALIFORNIA LIMITED PARTNERSHIP and The PrivateBank and Trust Company. (15)

10.80	Loan Agreement by and between Argyle Security, Inc. and ISI Security Group, Inc. dated September 30, 2008. (15)

10.81	Promissory Note dated September 30, 2008 from ISI Security Group, Inc. in favor or Argyle Security, Inc. in the principal amount of $2 million. (15)

10.82	Subordination Agreement dated September 30, 2008 between Argyle Security, Inc. and LaSalle Bank National Association. (15)

10.83	Severance and Non-Competition Agreement dated October 3, 2008 between Argyle Security, Inc. and Bob Marbut. (15)

10.84	Severance and Non-Competition Agreement dated October 3, 2008 between Argyle Security, Inc. and Ron Chaimovski. (15)

10.85	Severance and Non-Competition Agreement dated October 3, 2008 between Argyle Security, Inc. and Donald F. Neville. (15)

10.86	Severance and Non-Competition Agreement dated October 3, 2008 between Argyle Security, Inc. and Dean Dresser. (15)

10.87	Fifth Amendment and Waiver to Note and Warrant Purchase Agreement dated November 13, 2008 by and among ISI and William Blair Mezzanine Capital Fund III, L.P. (16)

10.88	Securities Purchase Agreement, dated as of January 8, 2009, among the Company, certain of its stockholders and the purchasers named therein. (17)

10.89	Sixth Amendment to Note and Warrant Purchase Agreement, dated as of January 8, 2009, between ISI and Blair. (17)

10.90	Third Amended and Restated Senior Subordinated Promissory Note dated January 8, 2009 from ISI in favor of Blair in the aggregate original principal amount of $5,951,609. (17)

10.91	Amended and Restated Senior Subordinated Promissory Note A dated January 8, 2009 from ISI in favor of Blair in the aggregate original principal amount of $5,000,000. (17)

10.92	Amendment No.1 to Loan and Security Amendment, dated as of January 8, 2009, between ISI and PrivateBank. (17)

10.93	Unconditional Guaranty Agreement, dated as of January 8, 2009, between the Company and PrivateBank. (17)

10.94	Amended and Restated Facility B Loan Note, dated as of January 8, 2009, from ISI in favor of the PrivateBank in the principal amount of up to $1,100,000. (17)

10.95	Severance and Non-Competition Agreement dated February 1, 2009 between Argyle Security, Inc. and Matthew A. Kepke. (18)

10.96	Amendment No.2 to Loan and Security Amendment, dated as of March 30, 2009, between ISI and PrivateBank.

10.97	Allonge to Third Amended and Restated Senior Subordinated Promissory Note dated March 30, 2009 from ISI in favor of Blair in the aggregate original principal amount of $5,951,609, filed herewith.

10.98	Allonge to Amended and Restated Senior Subordinated Promissory Note A dated March 30, 2009 from ISI in favor of Blair in the aggregate original principal amount of $5,000,000, filed herewith.

10.99	Seventh Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2009, between ISI and Blair, filed herewith.

14.1	Code of Business Conduct. (16)

21.1	List of Subsidiaries, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

23.2	Consent of Padgett, Stratemann & Co., LLP, filed herewith.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32.

Certification of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 20, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 16, 2007.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2007.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 2, 2008.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 11, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 22, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 10, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2008.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2009.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2009.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC.

March 30, 2009	By:	/s/ Bob Marbut
Bob Marbut, Chief Executive Officer

	By:	/s/ Sam Youngblood
Sam Youngblood, President and Chief Operating Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2009	By:	/s/ Bob Marbut
Bob Marbut, Chief Executive Officer (Principal Executive Officer)

March 30, 2009	By:	/s/ Sam Youngblood
Sam Youngblood, President and Chief Operating Officer (Principal Executive Officer)

March 30, 2009	By:	/s/ Ron Chaimovski
Ron Chaimovski, Executive Chairman of the Board

March 30, 2009	By:	/s/ Wesley Clark
Wesley Clark, Director

March 30, 2009	By:	/s/ John Smith
John Smith, Director

March 30, 2009	By:	/s/ Lloyd Campbell
Lloyd Campbell, Director

March 30, 2009	By:	/s/ Walter Klein
Walter Klein, Director

March 30, 2009	By:	/s/ Donald F. Neville
Donald F. Neville, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 30, 2009	By:	/s/ Dean Dresser
Dean Dresser, Vice President and Corporate Controller (Principal Accounting Officer)

ARGYLE SECURITY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Argyle Security, Inc.

We have audited the accompanying consolidated balance sheets of Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (the Company)  as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argyle Security, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for income taxes.

/s/ Ernst & Young LLP

San Antonio, Texas

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ISI Detention Contracting Group, Inc. and Subsidiaries

We have audited ISI Detention Contracting Group, Inc. and Subsidiaries’ consolidated statements of operations and cash flows for the seven months ended July 31, 2007 and for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the seven months ended July 31, 2007 and for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management has excluded PDI and Com-Tec from its assessment of internal control over financial reporting as of December 31, 2008.  Fire Quest was acquired and its assets fully absorbed by MCS–commercial on January 1, 2008. PDI was acquired on January 4, 2008, and Com-Tec was acquired on January 31, 2008. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

At December 31, 2008, total assets, total assets less goodwill and net tangible assets, and total revenues subject to PDI’s internal control over financial reporting represented 6.3%, 9.6%, and 6.6% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2008. At December 31, 2008, total assets, total assets less goodwill and net tangible assets, and total revenues subject to Com-Tec’s internal control over financial reporting represented 20.3%, 8.9%, and 14.3% of Argyle’s consolidated total assets, total assets less goodwill and net intangible assets, and total revenues as of and for the year ended December 31, 2008.

Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.  The annual report on internal control over financial reporting does not include an attestation report of the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in its annual report.

By: /s/ Bob Marbut
Bob Marbut Chief Executive Officer
(Principal Executive Officer)

By: /s/ Sam Youngblood
Sam Youngblood President and Chief Operating Officer
(Principal Executive Officer)

By: /s/ Donald F. Neville
Donald F. Neville Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Dean Dresser
Dean Dresser Vice President and Corporate Controller
(Principal Accounting Officer)

Dated: March 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

ARGYLE SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,142	$3,556
Restricted cash	2,500	—
Receivables:
Contract – net of allowance for doubtful accounts of $777 and $975 at December 31, 2008 and 2007, respectively	28,815	14,459
Contract receivables – related party	4,685	10,887
Other receivables	335	42
Costs and estimated earnings in excess of billings on incomplete contracts	6,475	7,665
Intangible assets	184	2,959
Refundable income taxes	168	561
Inventory	2,146	138
Other current assets	6	78
Prepaids	379	162
Deferred income taxes, net	898	—
Total current assets	57,733	40,507
Property and equipment, net	9,033	5,227
Goodwill	2,844	19,937
Intangible assets	12,111	15,146
Deposits, deferred transaction costs, and other assets	591	331
Total other assets	24,579	40,641
Total assets	$82,312	$81,148
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,799	$14,318
Accounts payable – related party	173	40
Billings in excess of costs and estimated earnings on incomplete contracts	7,633	5,733
Interest payable to stockholders	49	40
Current portion of capitalized lease obligations	239	97
Current portion of long-term debt	3,235	81
Deferred income taxes	—	211
Total current liabilities	27,128	20,520
Long-Term Liabilities:
Deferred income taxes	1,577	6,095
Long-term debt – less current portion	29,558	15,965
Derivative, deferred rent and other long term liabilities	635	—
Long-term capitalized lease obligations - less current portion	3,389	1,904
Total long-term liabilities	35,159	23,964
Total liabilities	62,287	44,484
Stockholders’ Equity
Preferred stock of Argyle Security, Inc. - $.0001 par value; 1,000,000 shares authorized; 18,750 shares issued and outstanding at December 31, 2008 and 0 shares at December 31, 2007	—	—
Common stock of Argyle Security, Inc. - $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 5,969,342 at December 31, 2008 and 5,879,342 shares at December 31, 2007	1	1
Additional paid in capital	50,925	36,279
Accumulated other comprehensive income (loss)	(116)	—
Accumulated earnings (deficit)	(30,785)	384
Total stockholders’ equity	20,025	36,664
Total liabilities and stockholders' equity	$82,312	$81,148

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands except share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Contract revenues	$98,606	$24,341	$—
Contract revenues - related party	16,782	15,048	—
Service and other revenues	19,455	4,664	—
Total revenues	134,843	44,053	—
Cost of revenues:
Contract costs	90,352	29,435	—
Service and other costs, including $4,688, $1,400, and $0 of amortization of intangibles, respectively	24,102	4,585	—
Total cost of revenues	114,454	34,020	—
Gross profit	20,389	10,033	—
Operating expenses:
Salaries and related expense, including stock-based compensation of $1,187, $236, and $131, respectively.	12,796	3,891	131
Professional fees and outside services	3,436	1,686	494
General and administrative expenses	7,125	2,943	397
Depreciation	2,002	737	2
Goodwill and intangible assets impairment charge	26,603	—	—
Amortization of intangible assets	1,715	555	—
Total operating expenses	53,677	9,812	1,024
Operating income (loss)	(33,288)	221	(1,024)
Other income (expense):
Interest income	164	1,005	1,352
Interest expense	(3,664)	(838)	(64)
Total other income (expense)	(3,500)	167	1,288
Income (loss) before provision for income taxes	(36,788)	388	264
(Benefit) Provision for income taxes	(5,931)	169	91
Net income (loss)	(30,857)	219	173
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	—	(176)
Dividends on redeemable preferred stock	(312)	—	—
Net income (loss) allocable to holders of non-redeemable common stock	$(31,169)	$219	$(3)

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	5,797,293	5,187,086	3,773,985
Diluted	5,797,293	6,213,189	3,773,985
Net income (loss) per share allocable to holders of non-redeemable common stock
Basic	$(5.38)	$0.04	$(0.00)
Diluted	$(5.38)	$0.04	$(0.00)

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor (ISI)
	January 1, 2007	Year Ended
	through	December 31,
	July 31, 2007	2006
Revenues:
Contract revenues	$19,948	$30,968
Contract revenues - related party	16,740	19,855
Service and other revenues	6,446	6,929
Total revenues	43,134	57,752
Cost of revenues:
Contract costs	28,626	41,130
Service and other costs, including $0 amortization of intangibles	4,890	4,839
Total cost of revenues	33,516	45,969
Gross profit	9,618	11,783
Operating expenses:
Salaries and related expenses, including stock-based compensation	4,641	4,555
Professional fees and outside services	194	405
Depreciation	475	641
General and administrative expenses	2,283	2,910
Amortization of intangible assets	203	349
Total operating expenses	7,796	8,860
Operating income (loss)	1,822	2,923
Other income (expense):
Interest income	4	211
Interest expense	(3,010)	(3,830)
Total other income (expense)	(3,006)	(3,619)
Income (loss) before provision for income taxes	(1,184)	(696)
Benefit for income taxes	(1,053)	(8)
Net income (loss)	$(131)	$(688)

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2007 THROUGH DECEMBER 31, 2008

(in thousands except share data)

						Accumulated
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Earnings /	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	937,500	$—	—	$—	$25	$—	$(8)	$17
Stock issuance at $8.00 per share	3,825,046	—			30,600		—	30,600
Expense of offerings	—	—			(2,145)		—	(2,145)
Proceeds subject to possible redemption of 764,627 shares and associated deferred interest	—	—			(5,914)		—	(5,914)
Stock based compensation	—	—			130		—	130
Officer and director option exercise	18,761	—			1		—	1
Net income	—	—			—		173	173
Balance at December 31, 2006	4,781,307	$—	$—	$—	$22,697	$—	$165	$22,862

Repayment of redeeming stockholders	(211,965)	—	—	—	(1,661)	—	—	(1,661)
Stock issuance at $7.78 per share	1,180,000	1	—	—	9,180	—	—	9,181
Issuance of restricted stock	130,000	—	—	—	—	—	—	—
Deferred financing costs - warrants	—	—	—	—	93	—	—	93
Payment of underwriters fees	—	—	—	—	(103)	—	—	(103)
Release of redemptive reserves	—	—	—	—	5,736	—	—	5,736
Recognize deferred interest	—	—	—	—	101	—	—	101
Stock-based compensation	—	—	—	—	236	—	—	236
Net income	—	—	—	—	—	—	219	219
Balance at December 31, 2007	5,879,342	$1	—	$—	$36,279	$—	$384	$36,664

Net income (loss)	—	—	—	—	—	—	(30,857)	(30,857)
Deferred loss on hedging activities, net of tax of $72	—	$—	—	$—	$—	$(116)	$—	(116)
Stock-based compensation	90,000	—	—	—	1,187	—	—	1,187
Issuance of preferred stock	—	—	18,750	0	13,532	—	—	13,532
Dividends on preferred stock	—	—	—	—	—	—	(312)	(312)
Common stock registration costs	—	—	—	—	(73)	—	—	(73)
Balance at December 31, 2008	5,969,342	$1	18,750	$0	$50,925	$(116)	$(30,785)	$20,025

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(30,857)	$219	$173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	1,187	236	131
Amortization	6,403	2,048	—
Depreciation	2,106	734	2
Goodwill and intangible asset impairment	26,603	—	—
Loss on disposal of asset	48	—	—
Payment to ISI*MCS Ltd on behalf of ISI	—	(1,919)	—
Accrued interest on deferred underwriting costs	—	30	64
Interest earned on assets held in trust	—	(896)	(1,332)
Interest income released from the trust	—	—	600
Deferred interest on Merit debt	442	—	—
Tax payments relapsed from the trust	—	149	—
Decrease (increase) in contract receivables	(9,523)	(3,535)	—
Decrease (increase) in related party contract receivables	6,202	(1,451)	—
Decrease (increase) in related party receivables	(293)	(3)	—
Decrease (increase) in costs and estimated earnings in excess of billings	1,967	(2,739)	—
Decrease (increase) in other assets	(1,124)	500	(10)
Increase (decrease) in accounts payable and accrued expenses	(1,121)	5,190	178
Increase (decrease) in other long-term liabilities	112	—	—
Increase (decrease) in deferred income taxes and refundable taxes	(5,141)	(322)	91
Increase (decrease) in billings in excess of costs and estimated earnings	1,382	(2,681)	—
Net cash used in operating activities	$(1,607)	$(4,440)	$(103)

Cash flows from investing activities:
Purchase of investments held in trust	—	(171,372)	(318,720)
Maturity of investments held in trust	—	171,372	289,999
Acquisition of PDI, Com-Tec, and Fire Quest in 2008 and ISI in 2007, net of cash acquired	(5,264)	(17,260)	—
Purchase of property and equipment	(2,960)	(841)	(7)
Transaction costs	(630)	(1,967)	(58)
Increase / (decrease) in other assets	—	(16)	—
Net cash used in investing activities	$(8,854)	$(20,084)	$(28,786)

Cash flows from financing activities:
Gross proceeds from public offering and private placement	—	—	30,600
Issuance of preferred stock	15,000	—	—
Restricted cash	(2,500)	—	—
Proceeds from issuance and exercise of options	—	—	1
Offering costs and financing costs	(1,874)	(7)	(873)
Receipt of funds held in trust	—	30,200	—
Investment banker fees paid	—	(1,370)	—
Repayment on borrowings	(50,528)	(12,942)	—
Proceeds from borrowings	53,119	13,220	—
Proceeds from notes payable	5,000	—	—
Proceeds from notes payable and warrants to stockholders	—	300	—
Repayment of notes payable and warrants to stockholders	—	(300)	(155)
Redemption of common stock	—	(1,661)	—
Issuance of common stock	—	—	—
Payments on capital lease obligations	(170)	(54)	—
Net cash provided by financing activities	$18,047	$27,386	$29,573

Net increase (decrease) in cash and cash equivalents	$7,586	$2,862	$684
Cash and cash equivalents at beginning of year	3,556	694	10
Cash and cash equivalents at end of year	$11,142	$3,556	$694

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor (ISI)
	January 1, 2007	Year Ended
	through	December 31,
	July 31, 2007	2006
Cash flows from operating activities:
Net income (loss)	$(131)	$(688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest accretion and fair value adjustment on stock warrrants	1,400	1,297
Depreciation	475	991
Stock appreciation rights	1,364	—
Loss on disposal of assets	—	(5)
Deferred income tax expense (benefit)	(1,190)	(7)
Decrease (increase) in contract receivables	(636)	(4,181)
Decrease (increase) in related party contract receivables	(3,174)	(3,935)
Decrease (increase) in other receivables	(131)	215
Decrease (increase) in costs and estimated earnings in excess of billings	(1,055)	(1,078)
Decrease (increase) in other assets	(368)	(156)
Increase (decrease) in accounts payable and accrued expenses	1,363	5,523
Increase (decrease) in related party accounts payable	—	6
Increase (decrease) in billings in excess of costs and estimated earnings	2,410	2,471
Net cash provided by (used in) operating activities	$327	$453

Cash flows from investing activities:
Purchase of property and equipment	(1,004)	(764)
Proceeds from sale of property and equipment	—	7
Net cash used in investing activities	$(1,004)	$(757)

Cash flows from financing activities:
Loan origination fees and other assets	240	(98)
Line of credit, net	2,686	507
Proceeds from Long-term borrowings	—	—
Net transaction costs	(624)	—
Payments on long-term borrowings and capital lease obligations	(542)	(162)
Net cash provided by financing activities	$1,760	$247

Net increase (decrease) in cash and cash equivalents	$1,083	$(57)
Cash and cash equivalents at beginning of year	359	416
Cash and cash equivalents at end of year	$1,442	$359

See notes to consolidated financial statements.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 — Basis of Presentation

Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (“Argyle”) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. Argyle completed its initial public offering in January 2006.  On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100% of the outstanding capital stock of ISI Security Group, Inc. (f/k/a ISI Detention Contracting Group, Inc., referred to herein as “ISI”) and its subsidiaries. When used herein, “Argyle”, the “Company”, “we”, “us”, “our”, refers to the pre-acquisition company until July 31, 2007 and the post-acquisition company after July 31, 2007.

Argyle is a comprehensive security solutions provider to our diverse customer base because it addresses the majority of their physical electronic security requirements.  Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.

In February 2008, we organized our business under the name of “Argyle Security USA” and then, in January 2009, we eliminated the name “Argyle Security USA” and, for the sole purpose of debt covenant compliance calculation which only considers the operating business’ financial condition, organized the operational business of Argyle under the name “Argyle Security Operations”, or “ASO”, through which we provide security solutions to commercial, governmental and correctional customers.  Argyle has two reporting segments or business divisions: “Argyle Corrections” and “Argyle Commercial Security”.

Argyle Corrections specializes in the design and installation of turnkey security solutions for public and privately-owned/operated detention facilities. Argyle Corrections designs, assembles, supplies, installs, and maintains access control, video and integrated electronic control systems for correctional and government facilities throughout the United States. Argyle Corrections offers a complete array of electronic security system solutions revolving around access control, including: electronic locking systems and hardware and security doors and frames. Argyle Corrections also includes the sale and design of jail furniture, security glazing and other security-based systems. It provides the above goods and services to detention market integrators, electrical contractors and competitors of Argyle that lack their own in-house electronic solutions. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Argyle Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design support and full installation capabilities.

Argyle Corrections consists of all of our businesses in the corrections sector, including Metroplex Control Systems, Inc. (“MCS”), ISI-Detention, as well as Com-Tec and PDI.  Com-Tec and PDI were acquired in January 2008.  Argyle Corrections includes:

•                  MCS (also referred to as MCS-Detention), which designs, engineers, supplies, installs and maintains complex, customized physical and software security solutions, access control, video and electronic security control system solutions at correctional and government facilities;

•                  ISI -Detention, which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

•                  PDI, which is a full-service, turnkey solutions provider that manufactures high-security metal barriers, high-security observation window systems, detention furniture and accessories; and

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 — Basis of Presentation (continued)

•                  Com-Tec, which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial and industrial facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices in Texas and Colorado. The offices in Austin, Houston and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Its security systems cover access control, video systems, intrusion detection systems, proximity and smart cards, biometric technology, photo identification (ID) printers and supplies among others. It also secures the community by levering leading edge technology through installation of intelligent perimeter security, wireless video, IP video and intelligent video surveillance. Its industry-leading fire detection systems include QuickStart, EST2 & EST3, integrated life support systems, control panels, detectors, and audible and visible signals. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government. In November 2008, Argyle Commercial Security was awarded a supply contract through the U.S. General Services Administration (“GSA”) to provide integrated security solutions and products to the various departments in the United States federal government and any other entity that purchases off the GSA contract. These solutions and products consist of Access Control, Video, Perimeter Security and ID Credentials that have been very successful in the commercial marketplace, and now will be available to all governmental entities with access to the GSA contracts.

On January 1, 2008, MCFSA, Ltd. (“MCS Commercial”) and all of the partnership interests which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of FireQuest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of PDI.  PDI is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories.

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

Prior to the acquisition of ISI, Argyle had no operations and was considered a developmental stage enterprise. ISI is deemed to be a “predecessor” to the Company.   As a result, the statements of operations and statements of cash flows of ISI for seven months ended July 31, 2007 are presented for comparative purposes only. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of ISI are not comparative to the predecessor ISI results of operations and cash flows because the basis for the acquired assets and liabilities of ISI have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141,   Business Combinations .

The audited consolidated financial statements of Argyle, as of December 31, 2008 and 2007, include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 — Basis of Presentation (continued)

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the Company for the years ended December 31, 2008 and 2007, assuming the Fire Quest, PDI and Com-Tec acquisitions occurred on January 1, 2008 and 2007, respectively and the ISI acquisition occurred on January 1, 2007.

The Company derived the unaudited pro forma results of operations from (i) the unaudited consolidated financial statements of ISI from January 1, 2007 to July 31, 2007, (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008 and the audited  consolidated financial statements of Com-Tec for the year ended December 31, 2007, (iii) the audited financial statements of PDI for the year ended December 31, 2007, (iv) the unaudited financial statements of Fire Quest for the year ended December 31, 2007 and (v) the audited consolidated financial statements of the Company for the year ended December 31, 2008 and 2007. The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Year Ended December 31,
	2008	2007
Revenues:
Contract revenues	$100,324	$54,712
Contract revenues - related party	16,782	31,788
Service and other revenues	19,455	19,541
Total revenues	136,561	106,041
Cost of revenues:
Contract costs	91,722	66,079
Service and other costs, including amortization of intangibles ($4,725 for 2008 and $5,127 for 2007)	24,139	19,452
Total cost of revenues	115,861	85,531
Gross profit	20,700	20,510
Operating expenses:
Salaries and related expense, including stock-based compensation of $1,187 and $236, respectively.	13,004	9,860
Professional fees and outside services	3,439	2,176
General and administrative expenses	7,205	6,291
Depreciation	2,004	1,408
Goodwill and intangible assets impairment charge	26,603	—
Amortization of intangible assets	1,735	1,735
Total operating expenses	53,990	21,470
Operating loss	(33,290)	(960)
Other income (expense):
Interest income	164	230
Interest expense	(3,708)	(2,891)
Total other income (expense)	(3,544)	(2,661)
Income (loss) before provision for income taxes	(36,834)	(3,621)
Provision (benefit) for income taxes	(5,965)	(2,320)
Net income (loss)	$(30,869)	$(1,301)
Deferred interest, net of taxes, subject to possible redemption	—	—
Dividends on convertible preferred stockholders	(312)	—
Net income (loss) allocable to holders of non-redeemable common stock	$(31,181)	$(1,301)

Weighted-average number of shares of commomn stock outstanding exclusive of shares subject to possible redemption:
Basic	5,797,293	5,195,415
Diluted	5,797,293	5,195,415
Net income (loss) per share allocable to holders of
non-redeemable common stock:
Basic	$(5.38)	$(0.25)
Diluted	$(5.38)	$(0.25)

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies

Argyle completed a private placement (the “Private Placement”) in January 2006 and received net proceeds of approximately $0.9 million. Also in January 2006, the registration statement for Argyle’s initial public offering (the “Public Offering”) was declared effective, and the net proceeds from the sale of Argyle’s units, after deducting certain offering expenses of approximately $2.4 million, including underwriting discounts of approximately $1.8 million, were approximately $28.2 million. Approximately $27.3 million of the proceeds from the Public Offering and the Private Placement were placed in a trust account for Argyle’s benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until it consummated a business combination. The amounts held outside of the trust account were used by Argyle to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Prior to releasing the funds held in trust, the trust account contained $1.4 million reserved for the compensation of Argyle’s underwriters in its Public Offering, which was paid to them upon completion of the business combination. All amounts held in trust were released on July 31, 2007 to fund the acquisition of ISI.

On March 14, 2007, the underwriters from the Public Offering agreed to forfeit any and all rights or claims to a pro-rata portion of the deferred underwriting costs and associated interest with respect to any shares of common stock redeemed in connection with any acquisition (see Note 17). In connection with the Public Offering and the Private Placement, Argyle’s officers and directors placed all the shares owned by them before the Private Placement and the Public Offering into an escrow account. Except in certain circumstances, the shares held in escrow were not able to be released prior to January 24, 2009.

As part of the acquisition of ISI, stockholders holding 211,965 of the aggregate number of shares sold in the Public Offering elected to redeem such shares (see Note 15). The per-share redemption price was equal to $7.80 per share including interest earned thereon in the trust account, less taxes payable, $0.6 million of interest income, which was released from the trust account in September 2006 to fund our working capital, and amounts owed to the underwriter for the Private Placement (approximately $45,000 plus interest). Approximately $1.7 million was paid to redemptive shareholders in August of 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.

Restricted Cash

Represents deposits required by the Company’s commercial bank letter of credit.

Contract Receivables

Contract receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the inability to collect a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on historical experience and specifically identified questionable receivables. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The amount recognized for bad debt expense for fiscal years ended December 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively, and is reflected in the general and administrative expenses of the Statement of Operations.

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

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Construction Contracts

Construction Contracts are those as defined in the American Institute of Certified Public Accountants’ Statement of Position 81-1 (SOP 81-1),   Accounting for Performance of Construction-Type and Certain Production-Type Contracts  .

Most of the Company’s contracts extend over a period of 6 to 14 months (6 to 9 months for Argyle Commercial Security and 9 to 14 months for Argyle Corrections), which is the period the Company considers to be its operating cycle. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from Construction Contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. The Company recognizes revenues on signed letters of intent, contracts and change orders. Percentage-of-completion for Construction Contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor, subcontract, equipment costs, related payroll taxes and insurance costs, and any other indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on incomplete contracts are made in the period in which such losses are determined.

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

Shipped Products

Revenues are recognized by PDI when the product is shipped to the customer in accordance with the contractual shipping terms. In almost all cases the shipping of products to PDI’s customers is FOB Origin, whereby title passes to the purchaser when the product leaves the PDI premises under the bail of a common carrier.  In only rare instances (less than 2% of all shipments) are products shipped to PDI customers as FOB Destination, whereby title passes to the purchaser when the product reaches its destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.

The Company incurred $1.4 million in shipping and handling costs which are reflected in the service and other costs in the Statement of Operations.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Inventory

Inventory is valued at the lower of cost or market and consists of raw materials, work in process (WIP) and finished goods in the fiscal year ended 2008 where it was only finished goods as of the fiscal year ended 2007.  Costs of inventory are determined using the average cost method for all of the business units. Inventory that was acquired by Argyle from ISI has been stated at fair value at July 31, 2007; all subsequent purchases have been recorded based on cost. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec and PDI acquisitions has been stated at fair value at the date of acquisition (see Note 3).  The Company performs quarterly review of its inventory holdings to determine appropriate reserves for obsolescence.  At December 31, 2008 and December 31, 2007, the Company’s inventory balance (net of reserves) was $2.1 million and $138,000, respectively, which is included in other current assets on the consolidated balance sheet.   The composition of the year ended inventory was as follows:

	2008	2007

Raw materials	$191,000	$0
WIP	$993,000	$0
Finished goods	$962,000	$138,000

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, except for the plant and equipment acquired by Argyle in connection with the acquisition of ISI which was recorded at fair value at July 31, 2007; all subsequent purchases are recorded based on cost. The $1.2 million of property and equipment from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition (see Note 3).  Depreciation is calculated on the straight-line method.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, and the effects of obsolescence, demand, competition and other economic factors.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.  Goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise.  Our annual impairment review requires extensive use of accounting judgment and financial estimates.   The analysis of potential impairment of goodwill requires a two-step process.   The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair-value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit were the purchase price paid to acquire the reporting unit).

We have elected to make the first day of the third quarter the annual impairment assessment date for goodwill and other intangible

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

The Company identified its reporting units under the guidance of SFAS 142 Goodwill and Other Intangible Assets (FAS 142) and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting units are ISI-Detention, MCS-Detention, PDI, Com-Tec (which comprise the Argyle Corrections segment), and MCS-Commercial which comprises the Argyle Commercial segment.

During the quarter ended September 30, 2008, the Company began an analysis of Goodwill Impairment in accordance with FAS 142, for the ISI acquisition completed July 31, 2007, the acquisition of Fire Quest on January 1, 2008, the acquisition of PDI on January 4, 2008 and the acquisition of Com-Tec on January 31, 2008.   The initial analysis (first step) was performed by the Company’s management team and a valuation firm after the conclusion of the quarter.  Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which required us to perform a non-cash, goodwill impairment analysis as of September 30, 2008. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.  Accordingly, we recorded a $16.9 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal year 2008.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.

Other intangible asset fair values have been calculated for trademarks using a relief from royalty rate method and using the present value of future cash flows for patents and in-process technology. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.  We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last two years.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future periods which could result in further impairments of our remaining goodwill.

During the fourth quarter of fiscal year 2008, the management team and a valuation firm began the two-step valuation process of the impairment to our goodwill and intangible assets.  During the latter part of the second half of fiscal year 2008 and continuing into December 2008, our market capitalization was below book value. We considered this information, as well as our discount rate and Weighted Average Cost of Capital (“WACC”) of 14% and overall revenue and operating growth rate assumptions for fiscal years 2009 through 2012.   We considered the market capitalization decline in our evaluation of fair value of goodwill and believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, indications of a possible recession and current issues within the overall economy in the United States and globally.

Our fiscal 2008 goodwill and intangible asset impairment analysis resulted in a December 31, 2008 charge of $9.7 million in addition to the estimate made as of September 30, 2008 of $16.9 million.  The non-cash, total impairment charges for goodwill and intangible assets for the year ended December 31, 2008 were $26.6 million.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

A summary of the activity in goodwill by business segment is as follows (in thousands):

	Corrections	Commercial	Total
Balance December 31, 2007	$13,275	$6,662	$19,937
ISI Adjustments	91	(33)	58
Com-Tec Acquisition	2,844	—	2,844
PDI Acquisition (Net of $1.4 million of Impairment)	—	—	—
Fire Quest Acquisition (Net of $0.7 million of Impairment)	—	—	—
ISI Goodwill Impairment	(13,366)	(6,629)	(19,995)
Balance December 31, 2008	$2,844	$—	$2,844

During the year ended December 31, 2008, the Company increased goodwill from the acquisition of ISI by $58,000 as a result of $34,000 of additional transaction costs ($4,000 accounting fees, $9,000 in insurance costs and $21,000 in legal fees), a $13,000 write-down of stale checks outstanding (decrease in cash), a $29,000 reduction in refundable taxes (current tax asset) and an $5,000 increase to intangible assets.  The non-cash goodwill impairment charge attributable to the original acquisition amounted to $20.0 million.

During the year ended December 31, 2008, the Company increased goodwill from the acquisition of Com-Tec by $467,000 (over the original valuation amount of $2.4 million), as a result of $26,000 of additional transaction costs, $171,000 in inventory and warranty reserves and a $270,000 adjustment to intangible assets due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets.

During the year ended December 31, 2008, the Company wrote off the entire amount of goodwill from the acquisition of PDI from the original valuation amount of $1.2 million.  During the year there additions to goodwill of $57,000 from additional transaction costs, $65,000 in inventory reserves and a $110,000 adjustment to intangible assets (due to a change in the valuation inputs associated with the discount rate applied to the cash flows associated with those intangible assets) and a $20,000 increase in current liabilities for the PDI Promissory Note derivative (see Note 8) that were written off  as a result of the valuation analysis performed in the fourth quarter of 2008.

During the year ended December 31, 2008, the Company had $18,000 of additional transaction costs to the $0.7 million in the originally booked goodwill from the acquisition of Fire Quest.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Software Costs

Software costs represent internally-developed software that is proprietary to the Company and assists in its operations. According to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the costs of computer software developed or obtained for internal use are to be amortized on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Management does not believe there is another more rational basis and, therefore, the assets are amortized on the straight-line basis over a 36-month period.

Self Insurance

ISI, PDI and Com-Tec are self-insured to certain limits under their respective group health and dental plans.  On a quarterly basis, the Company estimates its health insurance cost, for its self-insured employee base at ISI, based upon expected health insurance claims for the current year. The insurance company which provides both the stop loss and total aggregate insurance coverages also provides the average, or expected, and maximum, claims for each class. The average and maximum claims are based on the Company’s demographics and prior claim history. The Company uses the average claims history for the trailing 12 months as its basis for accruing health care cost.

Warranty Reserve

The Company warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years.  A provision for estimated future costs related to warranty expense is recorded when products are sold.  Management estimates the provision based primarily on historical warranty claim experience.  As of December 31, 2008, the warranty reserve was $204,000 and is included in accounts payable and accrued expenses on the audited consolidated balance sheet.

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

Sales and Use Taxes

The Company collects and remits taxes on behalf of various state and local tax authorities.  For the year ended 2008, the Company collected $0.7 million and remitted $0.5 million in taxes.

Reclassifications

Prior-year balances have been reclassified to conform to current-year presentation.  The balance sheet includes a reclassification of website development costs that was in other assets to property, plant and equipment.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines Fair Value, establishes a framework for measuring Fair Value and expands disclosures about Fair Value measurements, but does not change existing guidance as to whether or not an instrument is carried at Fair Value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis.

The Company adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the entity (observable inputs) and the entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy in SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The Company measures its derivative financial instruments at fair value on a recurring basis. As of December 31, 2008, the Company had in place an interest rate swap agreement, which was entered into on December 1, 2008, to partially hedge the Company’s variable rate debt.

The Company has options to convert or extend the PDI Promissory Notes which resulted in the creation of compound embedded derivatives for which the Company has performed valuations on a regular basis. The Company currently and will continue to mark to market this derivative for which any changes in fair value are recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. The standard is effective for our fiscal year and interim periods beginning January 1, 2009, with early application encouraged. The principal impact from this standard will be to require us to have disclosures regarding our derivative instruments that will be held starting in December 2008, pursuant to the terms of the new senior credit facility described below (see Note 24).

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial condition or results of operations.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2009. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Upon retrospective adoption, we anticipate our effective interest rate on our 5.00% Convertible ISI Seller Notes due 2012 will range from 14.0% to 15.0%, which would result in the recognition of a discount to these notes with the offsetting after tax amount recorded to capital in excess of par value. This discount will be accreted until the maturity date at the effective interest rate, which will result in an estimated $0.3 million increase to our fiscal 2008 interest expense.  The impact to the 2009 interest expense will be minimal as the debt was converted to common stock on January 12, 2009. (See Note 24)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1,  Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively. This regulation is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its earnings per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Although estimating is a continuous and normal process for companies in the construction industry, material revisions in estimates of the percentage of completion require disclosure under FASB Statement No. 154, Accounting Changes and Error Corrections  (“SFAS No 154”). The effect on income from continuing operations, net income and any related per-share amounts of the current period shall be disclosed for a change in estimate that affects future periods. Additionally, the Statement requires that, if a change in estimate does not have a material effect in the period of change but is reasonably certain to have a material effect in later periods, a description of that change in estimate shall be disclosed whenever the financial statements of the period of change are presented.

During the year ended December 31, 2008, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,200 active Construction Contracts in the Company’s Work—in-Process.  Changes in cost estimates come as the result of customer-ordered change orders, changes in material or labor costs and issues associated with managing the projects.  As a result of the review the cost estimates for the in-process Construction Contracts (that existed as of year-ended December 31, 2007) increased by a net $6.1 million. Of the aforementioned net estimated cost increases of $6.1 million, 41 contracts had cost estimate changes of approximately $100,000 or greater resulting in $7.1 million of the net increase.  30 of the 41 contracts resulted in cost estimate increases totaling $9.5 million while 11 contracts had estimated cost decreases totaling $2.4 million.  Approximately 1,150 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $1.0 million. In a few cases, the reviews resulted in a total of $46,000 ($0.01 basic and diluted earnings per share) in contract loss accruals that have been have been included in the Contract Costs in the Statement of Operations for the year ended December 31, 2008.

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

Loss contingencies that are considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  As of December 31, 2008, the Company did not have any loss contingencies requiring disclosures or accruals.

During the fourth quarter of fiscal year 2008 the management team and a valuation firm began the two-step valuation process of analyzing the non-cash, impairment of goodwill and intangible assets.  During the latter part of the second half of fiscal year 2008 and continuing into December 2008, our market capitalization was below book value. We considered this information, as well as our discount rate and WACC of 14% and overall revenue and operating growth rate assumptions for fiscal years 2009 through 2012.   We considered the market capitalization decline in our evaluation of fair value of goodwill and believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, indications of a possible recession and current issues within the overall U.S. and global economy.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.  We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last two years.

Our fiscal year 2008 goodwill and intangible asset impairment analysis resulted in a quarter ended December 31, 2008 non-cash charge of $9.7 million in addition to the estimate made for the nine months ended September 30 2008 of $16.9 million.  The total non-cash impairment charges for goodwill and intangible assets for the year ended December 31, 2008 was $26.6 million.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting business units and other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step again in future periods, which could result in further impairments of our remaining goodwill.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk , consist primarily of contract receivables.  During the year ended December 31, 2008, Revenues from our top three customers (all from Argyle Corrections) represented 27% of total Company revenues, respectively.  During the year ended December 31, 2008, the Company had revenues from our top two customers (all from Argyle Corrections), which represented 19% of total Company revenues. These concentrations are up from the year ended December 31, 2007 but down from the year ended December 31, 2006, when the top three customers represented 20% and 33% of total Company revenues, respectively.  See Related-Party Transactions footnote (see Note 19) for discussion of transactions with ISI*MCS, Ltd.

Net Income/(Loss) Per Share

Net income/(loss) per share (basic) is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Our convertible preferred stock is considered a participating security, because the preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share, using the two-class method in accordance with EITF No. 03-06,   Participating Securities and the Two-Class Method under FASB Statement No. 128. Net income/(loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the “treasury stock” method for options and warrants and the “if converted” method for convertible preferred stock and convertible debt, to the extent the effect of the converted portion on EPS is dilutive. Because we incurred a net loss for all periods, the diluted EPS calculation is the same as the basic EPS calculation.

As of December 31, 2008, the Company had granted 220,000 shares of restricted stock, of which 106,667 shares have vested.

As of the years ended December 31, 2008, 2007, and 2006 the shares used to calculate earnings per share the shown below.

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding - basic	5,797,293	5,187,086	4,477,861
Effect of convertible securities	—	1,026,103	—
Weighted average common shares outstanding - diluted	5,797,293	6,213,189	4,477,861

As of December 31, 2008 there were 170,000 shares of restricted stock, 192,500 shares of common stock from the ISI convertible debt and 18,750 preferred shares outstanding convertible into a weighted average 1,296,107 common shares that were excluded from the earnings per share calculation as they were anti-dilutive.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 3 — Acquisitions

Fire Quest

On January 1, 2008, MCFSA, all of the partnership interests of which are directly or indirectly wholly owned by ISI, acquired substantially all of the business assets and liabilities of Fire Quest for a total purchase price of $1.1 million. The purchase price was comprised of the following:

Fire Quest Consideration:
Cash	$764
Promissory note	250
Transaction costs	121
Net purchase price	$1,135

PDI

On January 4, 2008, ISI acquired substantially all of the business assets and liabilities of Peterson Detention, Inc. (“PDI”) for a total purchase price of $4.8 million. The purchase price was comprised of the following:

PDI Consideration:
Cash	$1,500
Promissory note	3,000
Transaction costs	313
Net purchase price	$4,813

Com-Tec

On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI, closed a transaction, pursuant to which ISI-Controls acquired 100% of the outstanding units of Com-Tec Security, LLC (“Com-Tec”), resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. The total purchase price for the Com-Tec acquisition was $6.7 million. The purchase price was comprised of the following:

Com-Tec Consideration:
Cash	$3,000
Promissory note	3,515	(1)
Transaction costs	199
Net purchase price	$6,714

(1)   Does not reflect $14,000 adjustment made to principal on March 2, 2009.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 3 — Acquisitions (continued)

The acquisitions of Fire Quest, PDI and Com-Tec were accounted for as business combinations in accordance with SFAS No. 141.  Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values.  We have obtained third-party valuations, and the values of certain assets and liabilities are based on these valuations.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition, adjusted for the goodwill impairment charges recorded during third and fourth quarters of 2008 (in thousands):

	Fire Quest	PDI	Com-Tec	Total
Current assets	$140	$2,162	$4,490	$6,792
Property and equipment	37	1,126	72	1,235
Goodwill (net of impairment)	—	—	2,844	2,844
Customer relationships	90	470	730	1,290
Customer backlog	84	1,240	590	1,914
Trade name	—	—	1,080	1,080
Software	—	—	240	240
Non-compete agreements	70	200	180	450
Total assets acquired	421	5,198	10,226	15,845

Current liabilities	(19)	(755)	(2,652)	(3,426)
Debt	—	(1,110)	(860)	(1,970)
Total liabilities assumed	(19)	(1,865)	(3,512)	(5,396)

Carrying value	$402	$3,333	$6,714	$10,449
Goodwill impairment	733	1,480	—	2,478
Net purchase price	$1,135	$4,813	$6,714	$12,662

As of December 31, 2008, all final adjustments for Fire Quest, PDI and Com-Tec have been included in the financial statements and no further adjustments will be made.  All remaining goodwill is deductible for tax purposes.  See Note 2 regarding the non-cash goodwill impairment charge and Note 7 regarding other intangibles impairment.

Note 4 — Contract Receivables

Contract receivables consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Completed contracts and contracts in progress (net of allowance)	$24,494	$12,126
Retainage	4,321	2,333
Completed contracts and contracts in progress - related parties	2,938	8,468
Retainage - related parties	1,747	2,419
Contract receivables	$33,500	$25,346

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 5 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information

Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2008	2008	2008
Amended contract amount	$310,588	$237,456	$73,132
Revenues recognized to date	237,126	178,388	58,738
Unearned contract amount - backlog	$73,462	$59,068	$14,394
Costs incurred to date	$196,576	$151,107	$45,469
Estimated costs to complete	60,737	48,923	11,814
Estimated total cost	$257,313	$200,030	$57,283
Billings to date	$238,450	$179,999	$58,451
Costs and estimated earnings in excess of billings on incomplete contracts	$6,475	$4,277	$2,198
Billing in excess of costs and estimated earnings on incomplete contracts	$7,633	$5,605	$2,028

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2007	2007	2007
Amended contract amount	$196,030	$147,996	$48,034
Revenues recognized to date	109,179	72,978	36,201
Unearned contract amount - backlog	$86,851	$75,018	$11,833
Costs incurred to date	$89,863	$60,583	$29,280
Estimated costs to complete	70,496	61,364	9,132
Estimated total cost	$160,359	$121,947	$38,412
Billings to date	$109,658	$72,372	$37,286
Costs and estimated earnings in excess of billings on incomplete contracts	$7,665	$5,751	$1,914
Billing in excess of costs and estimated earnings on incomplete contracts	$5,733	$3,217	$2,517

* Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment, as the associated Revenues are not accounted for under the Percentage of Completion Method as defined in SOP 81-1.

Backlog is the result of the aggregate contract amount less revenues recognized to date using percentage-of-completion accounting (as described in Note 2 of these consolidated financial statements). The Company recognizes as backlog only those contracts for which it has received signed contracts and executed letters of intent to award a contract from its customers.  As of the year ended December 31, 2008 backlog from 31 letters of intent amounted to $23.2 million. The Company also verifies that funding is in place on the contracts prior to inclusion in backlog.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Lives	December 31,
	In Years	2008	2007
Buildings	10 - 40	$3,622	$1,888
Leasehold improvements	7 - 12	1,408	593
Furniture, fixtures and equipment	3 - 10	3,816	1,254
Vehicles	3 - 7	2,962	2,189
Website costs	3	59	39
		11,867	5,963
Less - accumulated depreciation		2,834	736
Property and equipment, net		$9,033	$5,227

Depreciation expense relating to property and equipment was $2.1 million and $0.7 million for years ended December 31, 2008 and 2007, respectively. Depreciation expense was $0.5 million and $0.6 million for the Predecessor (ISI) for seven months ended July 31, 2007 and year ended December 31, 2006.

Note 7 — Intangible Assets and Other Assets

At December 31, 2008, intangible assets consisted of the following (in thousands):

	Gross Carrying
	Amount Before	Impairment	Gross Carrying	Accumulated	Net Carrying	Weighted Average
Amortizable Intangible Assets:	Impairment	Charges	Amount	Amortization	Amount	Amortization Period
Customer relationships	$12,916	$1,864	$11,052	$1,883	$9,169	113 months
Customer backlog	6,273	—	6,273	6,089	184	15 months
Software	540	—	540	215	325	36 months
Non-compete	451	141	310	173	137	30 months
	$20,180	$2,005	$18,175	$8,360	$9,815
Unamortizable Intangible Assets:
Trade name	$4,856	$2,376	$2,480	$—	$2,480

At December 31, 2007, intangible assets consisted of the following (in thousands):

	Gross Carrying
	Amount Before	Impairment	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Impairment	Charges	Amount	Amortization	Amount	Amortization Period
Amortizable Intangible Assets:
Customer relationships	$11,625	$—	$11,625	$513	$11,112	114 months
Customer backlog	4,359	—	4,359	1,400	2,959	16 months
Software	300	—	300	42	258	36 months
Non-compete	—	—	—	—	—	N/A
	$16,284	$—	$16,284	$1,955	$14,329
Unamortizable Intangible Assets:
Trade name	$3,776	$—	$3,776	$—	$3,776

Amortization expense was $6.4 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, intangible assets not subject to amortization included trade names of $2.5 million and $3.8 million, respectively.

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2009	$1,546
2010	1,278
2011	1,099
2012	1,092
2013	1,092
Thereafter	3,708
$9,815

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 8 — Long-Term Debt

Notes payable and long-term debt consist of the following (in thousands):

	December 31,
Collateral	2008	2007
Notes payable:
Vehicles and equipment	$418	$190
Unsecured debt - related party	11,393	5,952
Unsecured convertible debt - stockholders	1,925	1,925
Seller notes	6,106	—
Line of credit and senior term debt	12,951	7,979
	$32,793	$16,046
Less - current maturities	3,235	81
Long term debt	$29,558	$15,965

Vehicles and Equipment

Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods.  Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 9.6%. The weighted average interest rate for these borrowings was 9.4% and 8.2% at December 31, 2008 and December 31, 2007, respectively.  Argyle has agreed to guarantee the obligations of ISI under the notes up to $1 million.

Unsecured Debt — Related Parties

On January 2, 2008 an additional $5.0 million in unsecured debt was funded by the same related party for which $6.0 million was outstanding at December 31, 2007.  All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2% per annum. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of up to $5.0 million of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements.  As of December 31, 2008, the Company was in compliance or had received a waiver of non-compliance with all covenants. In addition, the Company modified future covenants (See Note 24), and expects to be in compliance with the modified covenants for the next year.

On October 28, 2008, the Board approved the Company’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow us the ability to bid projects without obtaining bonding.

Unsecured Convertible Debt — Stockholders

As part of the merger consideration paid to acquire ISI, we issued unsecured convertible debt to the stockholders of ISI in the amount of $1.9 million, at a rate of interest of 5% per annum, paid semiannually. The notes were able to be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008 or redeemed at the same price by the Company after January 1, 2009. On January 12, 2009, the notes were redeemed in full by the Company at $10.00 per share for an aggregate of 192,763 shares of common stock.

In April 2007, our officers and directors, an affiliate of our Executive Chairman and Chief Executive Officer, and certain of our consultants, pursuant to a note and warrant acquisition agreement, loaned us an aggregate of $300,000 and, in exchange, received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. We have estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000, using an expected life of two years, volatility of 2.39% and a risk-free rate of 5%). However, because the warrants have a limited trading history, the volatility assumption was based on information then available to management. The promissory notes had an interest at a rate of 4% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 8 — Long-Term Debt (continued)

Seller Notes

In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6% paid quarterly through December 2009.  Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2012.  From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest.  The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter.  The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.  The valuation of these derivatives held a value of $23,000 as of December 31, 2008.

In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7% per year and have a maturity date of April 1, 2011.  Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note. Interest only payments were made for each three-month period beginning on May 2008 and August 2008;  a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 are due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,290.80 as a result of adjustments made because of uncollected accounts receivable.

In connection with the Fire Quest acquisition, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Fire Quest Promissory Note”). The Fire Quest Promissory Note, was guaranteed by and secured by the assets of ISI and its subsidiaries and bears interest at the rate of 7.25% per year and became due and payable on January 1, 2009. Argyle had provided a guaranty of payment and performance of ISI’s obligations under the Fire Quest Promissory Note.  The Company has paid quarterly payments of accrued and unpaid interest of $4,531.25 until the maturity date and made a final payment on the maturity date equal to the unpaid principal amount together with any then unpaid and accrued interest and other amounts payable thereunder. As a result, the Fire Quest Promissory Note is no longer an outstanding obligation of ISI or its subsidiaries.

Collectively, the Fire Quest Promissory Note, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter collectively referred to as the “Seller Notes”.

Senior Secured Credit Facility

At December 31 2008, ISI had a line of credit facility for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $5.0 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the maximum amount of $10.0 million (collectively, the “Loans”).  The Loans have a three-year maturity and, upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. The Loans are secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.

The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 5.9% and 6.9% at December 31, 2008 and December 31, 2007, respectively.  The intercompany loan, with a principal amount of $2.0 million advanced on September 30, 2008 at an interest rate of 5%, was repaid in full upon the closing of the Loans with the Bank on October 3, 2008.

In connection with the Loans, the holders of each Seller Note agreed to be subordinated to the lender with respect to payment and perfection. In addition, the maturity dates of each Seller Note was effectively extended to be no earlier than the date on which all of the outstanding obligations of ISI to repay the outstanding principal and accrued and unpaid interest relating to the Loans are satisfied.

The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, entered into as of October 3, 2008, the Company is indebted for $9.5 million in term debt and $3.5 million through the line of credit.  As of December 31, 2008, the Company was in compliance or had received a waiver of non-compliance with all covenants. In addition, the Company modified future covenants (see Note 24), and expects to be in compliance with the modified covenants for the next year.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 8 — Long-Term Debt (continued)

Aggregate maturities required on all debt at December 31, 2008 are as follows (in thousands):

Year Ending December 31:
2009	$3,235
2010	4,936
2011	24,485
2012	66
2013	71
Thereafter	—
$32,793

As a result of a review of anticipated capital expenditures for the remainder of the 2008 fiscal year, on November 12, 2008, the Company discovered that it was in excess of the limit of $2.5 million provided for in its loan agreement with its subordinated debt lender and, accordingly, on November 12, 2008, the Company requested and received a waiver to increase the limit to $3 million in exchange for a $25,000 fee.   As of December 31, 2008, the Company was in compliance with or had received waiver of compliance with of all the loan covenants.

On January 8, 2009, ISI amended certain covenants related to the senior line of credit facility and its subordinated debt, among other amendments.  In connection with the amendment of the senior line of credit facility, Argyle agreed to provide a guaranty of the obligations of ISI under the facility (See Note 24 for a summary of the amended terms.).

Interest Rate Risk Management

The Company uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. The Company utilizes interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

During the fourth quarter of 2008, the Company entered into a US dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long-term liabilities, as applicable, on its consolidated balance sheet.

At December 31, 2008, the interest rate swap had a fair value (net of taxes) of approximately ($116,000). During the year ended December 31, 2008, the Company recognized interest (expense) income from hedging activities relating to interest rate swaps of ($3,062). There were no ineffective amounts recognized during the period ended December 31, 2008, and the Company does not expect the hedging activities to result in an ineffectiveness being recognized in the earnings.

At December 31, 2008, accumulated other comprehensive income included a deferred pre-tax net loss of $188,000 related to the interest rate swap. For the year ended December 31, 2008, the Company did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 9 — Capital Leases

ISI sold its owner-occupied real estate to a partnership owned by ISI’s stockholders during 2004 and entered into a leaseback of the properties with the partnership. ISI entered into a second lease on another property owned by the same partnership in 2006. ISI entered into a third lease on another property owned by the same partnership in June 2008.  All three leases are triple net leases. A triple net lease is a lease agreement on a property whereby the tenant or lessee agrees to pay all real estate taxes, building insurance and maintenance (the three ‘Nets’) on the property in addition to any normal fees that are expected under the agreement (rent, etc.). In such a lease, the tenant or lessee is responsible for all costs associated with repairs or replacement of the structural building elements of the property.

The terms of the aforementioned leases were modified on July 31, 2007 to extend the expiration date from 2018 to 2019. The modification did not materially affect the carrying value of the assets or related liabilities recorded in the accompanying consolidated balance sheet.

In December 1, 2008, the Company entered into a 36-month capital lease totaling $64,000 for Tele-Trac equipment to be installed in its fleet of service vehicles to enable management to better monitor and manage productivity for the installation and field-service workforce.

The following is a summary of leased property, included in property and equipment, in the accompanying consolidated financial statements (in thousands):

	December 31,
Collateral	2008	2007
Buildings	$3,622	$1,888
Furniture, fixtures and equipment	$64	—
Less - accumulated depreciation	323	69
Net	$3,363	$1,819

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of net minimum lease payments at December 31, 2008 (in thousands):

Year Ending December 31:
2009	$516
2010	516
2011	514
2012	493
2013	493
Thereafter	2,845
Future minimum lease payments	$5,377
Less - amount of minimum lease payments attributable to interest	1,749
Present value of net minimum lease payments	$3,628
Current portion of capitalized lease obligations	239
Long-term portion of capitalized lease obligations	3,389
$3,628

ARGYLE SECURITY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 10 — Commitments

The Company leases office space and equipment under operating leases expiring through 2012.   The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and the Company operated under a month-to-month lease arrangement until it was renewed in January 2008.  The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $121,000. The lease expires in January 2013.

As part of the acquisition of PDI on January 4, 2008, ISI assumed PDI’s existing leases in California and Arizona.  On September 5, 2008, ISI entered into a lease relating to approximately 29,709 square feet of property located at 577 and 583 North Batavia Street, Orange, California. The term of the new lease is for two years commencing September 1, 2008 and ending August 31, 2010. The aggregate monthly base rent is $16,934.  In connection with the lease, on September 5, 2008, Argyle entered into a guaranty pursuant to which Argyle has agreed to guarantee the payment and performance obligations of ISI under the lease. The PDI lease in Arizona is a four-year lease. The three facilities occupy a total of 55,709 square feet (26,000-square foot facility in Arizona and the 29,709-square foot facilities in California) with aggregate monthly payments of $32,934.

As part of the Com-Tec acquisition that occurred at January 31, 2008, ISI signed a new lease for the existing facility.  The Com-Tec lease is a five year lease, for the 33,000-square foot facility, with aggregate monthly payments of $14,000 beginning in year three with the total rent expense being recognized on a straight-line basis over the life of the lease.

Rental expense was $1.2 million and $193,000 for the years ended December 31, 2008 and 2007, respectively.  Total deferred rent as reflected on the Statement of Financial Condition as of December 31, 2008 amounted to $112,000. Rental expense was $266,000 for the seven months ended July 31, 2007 and 190,000 for the year ended December 31, 2006 (Predecessor).

Minimum rental commitments at December 31, 2008 are as follows (in thousands):

Year Ending December 31:
2009	$895
2010	878
2011	728
2012	615
2013	323
Thereafter	106
Total commitment outstanding	$3,545

In August 2007, we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.

In May 2008, we entered into a letter of credit facility with a financial institution collateralized by $2.5 million of restricted cash for bonding. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 11 — Self Insurance

ISI, PDI and Com-Tec are self-insured to certain limits under their respective group health and dental plans. Stop-loss coverage is provided for claims above $75,000 per employee up to a lifetime maximum of $3 million for ISI and above $30,000 per employee up to a maximum of $2.0 million for Com-Tec. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based on prior experience. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. Total claims payable and claims incurred but not reported were $399,000 at December 31, 2008 and $300,000 at December 31, 2007. ISI has had one individual who has met the stop-loss limit of $75,000 for 2008. Com-Tec has not had anyone meet the stop-loss limit for 2008.

Note 12 — Derivative Instruments

The Company adopted the provisions of SFAS No. 157, effective January 1, 2008, for financial assets and liabilities.  SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Fair Value measurement as of December 31, 2008

Significant Other
Observable Inputs
($ in thousands)	(Level 2)
Liability

Interest Rate Swap (included in Derivative, deferred rent and other long-term liabilities)	$116

Note 13 — Pre-initial Public Offering Financing and Public Offering

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

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 14 — Common Stock Reserved for Issuance

As of December 31, 2008, 4,185,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 17, and 1,875,000 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 16. This includes the warrants that were issued in connection with the April 2007 notes to stockholders which entitled the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 18). In 2008, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 100,000 shares of stock and 90,000 shares of restricted stock (see Note 18). Lastly, in April 2008, the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008 (see Note 16).

Note 15 — Redemptive Status of Common Stock

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

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 16 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. 18,750 shares of preferred stock were issued and outstanding as of December 31, 2008.

In April 2008, the Company issued 18,750 shares of $0.0001 par value Series A Convertible Preferred Stock pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock, or 3% per annum.  Such shares are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share.  Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitled to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock.  Series A Convertible Preferred Stock holders have no voting rights.

Note 17 — Agreement with Underwriters

In March 2007, the underwriters of the Public Offering agreed to forfeit any and all rights or claims to a pro rata portion of the deferred underwriting costs and associated accrued interest with respect to any shares of common stock that are redeemed in connection with the proposed acquisition. This fee was charged against additional paid-in capital and was payable upon a successful business combination. Based on the redemption of 211,965 shares, $80,000 related to these waived underwriter fees were paid to redemptive stockholders. Upon closing of the purchase of ISI, Argyle paid approximately $1.4 million for services performed related to the Public Offering.

Note 18 — Stockholders’ Equity and Stock-Based Compensation

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

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 18 — Stockholders’ Equity and Stock-Based Compensation (continued)

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

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 18 — Stockholders’ Equity and Stock-Based Compensation (continued)

Restricted Stock (continued)

The following table summarizes the restricted stock activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Restricted Stock	Shares	Per Share	(Years)
Nonvested at December 31, 2007	130,000	$7.39
Granted January 2008	85,000	7.55
Granted August 2008	5,000	4.46
Vested	106,667	7.55
Forfeited	—	—
Nonvested at December 31, 2008	113,333	$7.34	2.00
Expected to vest according to their respective vesting schedules as of December 31, 2008	113,333	$7.34	2.00
Vested at December 31, 2008	—	$—	—

During the year ended December 31, 2008, the Company recognized $996,000 in compensation expense, net of deferred tax benefit of $339,000, related to the Company’s issuance of restricted stock. As of December 31, 2008, there was $441,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.00 years.

Performance Unit Awards

On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 55,000 performance unit awards and 5,000 performance unit awards, respectively, to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010, and a cash payment is made to the holders only if certain performance goals to be determined by the Board of Directors are achieved. The Company recognizes compensation expense on the performance unit awards based on the fair value of the Company’s underlying common stock at the end of each quarter over the remaining vesting period. The final plan metrics for determination of the award was not approved by the Board of Directors until March 25, 2008. As of the year ended December 31, 2008 it is unlikely those metrics will be met and, therefore, the Company recognized no compensation expense related to the performance unit awards.  Additionally, no compensation expense was recognized during the year ended December 31, 2007.

The following table summarizes the performance unit activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Fair	Vesting
	Number of	Value	Term
Performance Units	Units	Per Unit	(Years)
Nonvested at December 31, 2007	115,000	$—
Granted January 2008	55,000	—
Granted August 2008	5,000	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2008	175,000	$—	2.00
Expected to vest according to their respective vesting schedules as of December 31, 2008	175,000	$—	2.00
Vested at December 31, 2008	—	$—	—

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 18 — Stockholders’ Equity and Stock-Based Compensation (continued)

Incentive and Nonqualified Stock Options

On January 25, 2008, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock to various employees, of which all were ISO. The options have a strike price of $7.55 and vest in three equal tranches on each of December 31, 2008, 2009 and 2010.

The following table summarizes the stock option activity under the 2007 Incentive Plan:

			Average
		Weighted	Remaining
		Average Exercise	Vesting
	Number of	Price	Term
Stock Options	Shares	Per Share	(Years)
Outstanding at December 31, 2007	125,000	$7.80
Granted January 2008	100,000	7.55
Exercised	—	—
Forfeited	15,000	7.72
Outstanding at December 31, 2008	210,000	$7.69	2.00
Vested and expected to vest according to their respective vesting schedules as of December 31, 2008	210,000	$7.69	2.00
Exercisable at December 31, 2008	70,000	$—	—

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

During the year ended December 31, 2008, the Company recognized $196,000 in compensation expense, net of deferred tax benefit of $67,000, related to the Company’s stock options. As of December 31, 2008, there was $212,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.00 years.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 19 — Income Taxes

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate follows (in thousands):

				Predecessor (ISI)
				January 1,
				Through
	December 31,	December 31,	December 31,	July 31,	December 31,
	2008	2007	2006	2007	2006
Taxes at federal statutory rate	$(12,508)	$132	$90	(402)	$(234)
Increase (decrease) resulting from:
Permanent differences	20	(2)	—	(609)	213
Goodwill impairment charge	6,755	—	—	—	—
State income tax, net of federal tax benefit	(388)	39	—	52	—
Other	190	—	1	(94)	14
Tax expense (benefit)	$(5,931)	$169	$91	$(1,053)	$(7)

The provision for income tax is comprised of the following (in thousands):

				Predecessor (ISI)
				January 1,
				Through
	December 31,	December 31,	December 31,	July 31,	December 31,
	2008	2007	2006	2007	2006
Federal:
Current	$(343)	$308	$119	$53	$—
Deferred	(5,326)	(215)	(28)	(1,065)	(7)
Total	$(5,669)	$93	$91	$(1,012)	$(7)
State:
Current	$204	$97	$—	$84	$—
Deferred	(466)	(21)	—	(125)	—
Total	$(262)	$76	$—	$(41)	$—
Total provision for income taxes	$(5,931)	$169	$91	$(1,053)	$(7)

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 19 — Income Taxes (continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes.  The income tax effect of these temporary differences, representing deferred income tax assets and liabilities result from the following (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006
Deferred tax liabilities:
Intangibles (non-amortizable)	$1,988	$6,880	$—
Property and equipment	664	419	—
Contract receivables	180	168	—
Other	14	38	16
Total deferred tax liabilities	2,846	7,505	16
Deferred tax assets:
Net operating loss	1,412	558	—
Allowance for doubtful accounts	298	371	—
Capital leases	103	—	—
Stock-based compensation	255	139	44
Other	100	131	—
Total deferred tax assets	2,168	1,199	44
Net deferred tax liabilities (assets)	$678	$6,306	$(28)

At December 31, 2008, 2007 and 2006, net deferred tax liabilities include a deferred tax asset of $255,000, $139,000 and $44,000 relating to stock-based compensation expense under FAS 123(R), respectively.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair value of the option at the grant date. The provisions of FAS 123(R) do not allow a valuation allowance to be recorded unless the Company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of our common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that additional tax benefits are generated in excess of the deferred taxes associated with compensation expense previously recognized, the potential future impact on income would be reduced.  The restricted stock that vested during 2008 had a fair value that was less than the fair value at the grant date and as a result, the tax deduction is less than the book compensation costs.  Therefore, Argyle reduced the related deferred tax asset by $134,000.

At December 31, 2008 and 2007, the Company had net operating loss carryovers of $5.1 million and $1.5 million, respectively that expire July 31, 2028.  The Company will carry-back $1.1 million of the net operation loss to prior tax years.

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

Argyle and ISI filed a consolidated U.S. Federal income tax return for the period after July 31, 2007.  All prior tax returns filed by Argyle are open to examination by federal, state and local taxing authorities.  ISI is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local income tax examinations by authorities for years before 2004.  To date, there are no federal or state tax returns under examination by a taxing authority.

The provision for income taxes decreased $6.1 million for the year ended December 31, 2008 compared to the same period in 2007. The decrease in income taxes was primarily due to the decrease in income before income taxes of $37.2 million.  Our effective tax rate (benefit rate) was 16.1% in the year ended December 31, 2008 and 43.3% for the same period in 2007.  The decrease in our effective tax rate was primarily due to a decrease in income before income taxes and the non-deductibility for tax purposes of certain goodwill impairments recorded during the year ended December 31, 2008.

Note 20 — Related-Party Transactions

During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, New York as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $175,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the year ended December 31, 2008, the Company recognized $175,000 in expenses related to this agreement. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s Executive Chairman and CEO are stockholders and board members.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 20 — Related-Party Transactions (continued)

At December 31, 2008 and 2007, other receivables include $24,000 and $42,000, respectively, of receivables from related parties, all of which is attributable to ISI. Amounts typically represent monies or other assets advanced to employees.  The amounts in these employee receivables have been regularly paid, and management believes they are fully collectible.

The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Operating Officer and President of ISI, under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and a new lease executed in June 2008. All leases require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12-year terms, and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the year ended December 31, 2008, the Company made lease payments of $407,000 under these leases. See Note 9 for the remaining payments due under these leases.

In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2% fee. ISI recorded contract revenues based on the ISI*MCS, Ltd.’s contract amount, net of the 2% fee. Contract receivables from ISI*MCS, Ltd. at December 31, 2008 and December 31, 2007 totaled $4.7 million and $10.9 million, respectively, which is disclosed as Contract Receivables - Related Party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $16.8 million for the year ended December 31, 2008. ISI*MCS, Ltd. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that had not been paid in full as of the closing of the merger between Argyle and ISI. The merger agreement setting forth the agreements of Argyle and ISI provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.

ISI will receive 100% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2% fee. Remaining amounts to be billed on these contracts as of December 31, 2008 totaled $2.9 million.  Beginning July 31, 2007, all future contracts, bonded and un-bonded, are being contracted directly by the Company without involvement by ISI*MCS, Ltd.

Unsecured Debt — Related Parties

As part of the merger of Argyle and ISI, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its scheduled payment terms. As a part of the merger, the shareholder of ISI became a shareholder of Argyle, holding 486,237 shares of Argyle common stock as of July 31, 2007 and, as such, also becoming a related party. At December 31, 2008 and December 31, 2007, the remaining debt to the shareholder (see Note 8) totaled $11.2 million and $6.0 million, respectively.

On October 28, 2008, the Board approved the Company’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow ISI the ability to bid projects without obtaining bonding.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 21 — Segment Information

Argyle has two reporting segments: “Argyle Corrections” and “Argyle Commercial Security”.

Argyle Corrections specializes in the design and installation of turnkey security solutions for public and privately-owned/operated detention facilities. Argyle Corrections designs, assembles, supplies, installs, and maintains access control, video and integrated electronic control systems for correctional and government facilities throughout the United States. Argyle Corrections offers a complete array of electronic security system solutions revolving around command and control and access control, including: electronic locking systems and hardware and security doors and frames. Argyle Corrections also includes the sale and design of jail furniture, security glazing and other security-based systems. It also provides the above goods and services to detention market integrators, electrical contractors and competitors of Argyle that lack their own in-house electronic solutions capabilities. Whether acting as prime contractor or as a subcontractor for projects spanning all levels of security, Argyle Corrections’ product offerings include security locking systems, security hollow metal doors and wall panels, security windows, security glass and glazing, security furnishings and accessories, design-support and full-installation capabilities.

Argyle Corrections consists of all of our businesses in the corrections sector, including MCS-Detention, ISI-Detention, as well as Com-Tec and PDI.  Com-Tec and PDI were acquired in January 2008.  Argyle Corrections includes:

•                  MCS-Detention, which designs, engineers, supplies, installs and maintains complex, customized physical and software security solutions, access control, video and electronic security control system solutions at correctional and government facilities;

•                  ISI -Detention, which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;

•                  PDI, which is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and

•                  Com-Tec, which is an industry leader in the custom design and manufacture of electronic security and communications systems.

Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial and industrial facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to historically as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 21 — Segment Information (continued)

Summary Segment Information

(in thousands)

			Predecessor (ISI)
	Year Ended	Year Ended	Seven Months	Year Ended
	December 31,	December 31,	Ended July 31,	December 31,
Industry Segment (in thousands)	2008	2007	2007	2006

Revenues:
Corrections	$107,184	$37,307	$24,887	$45,702
Commercial	33,525	12,516	18,246	22,538
Corporate	—	—	—	—
Eliminations	(5,866)	(5,770)	—	(10,488)
Total	$134,843	$44,053	$43,133	$57,752
Operating income (loss):
Corrections	$(18,848)	$1,786	$540	$1,929
Commercial	(8,962)	214	1,281	994
Corporate	(5,478)	(2,505)	—	—
Eliminations	—	726	—	—
Total	$(33,288)	$221	$1,821	$2,923
Capital expenditures:
Corrections	$3,964	$774	$775	$583
Commercial	631	229	229	181
Corporate	160	25	—	—
Total	$4,755	$1,028	$1,004	$764
Total assets:
Corrections	$70,143	$75,430	$20,295	$25,857
Commercial	(2,142)	5,519	12,484	5,171
Corporate	48,020	3,570	—	—
Eliminations	(33,709)	(3,371)	—	589
Total	$82,312	$81,148	$32,779	$31,617

Note 22 — Supplemental Disclosures of Cash Flow Information (in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash paid for interest	$3,059	$912	$3
Cash paid for income taxes	544	149	—
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$—	$161	$—
Accrual for deferred transaction costs	—	45	435
Issuance of warrants associated with notes to related parties	—	93	—
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$6,765	$—	$—
Dividends accrued	312	—	—
Reduction in deferred interest liability	—	101	—
Reduction in deferred underwriter liability	—	185	—
Reduction in common stock subject to redemption	—	5,736	—
Accrual of offering costs	—	—	7
Accrual of deferred underwriting costs	—	—	1,098
Write-off of deferred transaction costs	10	—	—

	Predecessor (ISI)
	January 1, 2007	Year Ended
	through	December 31,
	July 31, 2007	2006

Cash paid for interest	$1,846	$2,563
Cash paid for income taxes	—	30
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$416	$—
Assets acquired through capital lease	—	680
Accrual for deferred transaction costs	45	435
Goodwill and identified net intangible assets from push down accoutning	38,210	—
Reallocation of acquisition costs to goodwill	110	—
Supplemental schedule of non-cash financing activities:
Accrual of stockholder distributions	$—	$229
Write-off of deferred transaction costs	732	—
Conversion of warrants to common stock	6,033	—
Settlement of debt and related accretion	7,822	—

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 23 — Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$37,597	$36,506	$31,700	$29,040
Cost of revenues	31,193	30,442	28,182	24,637
Gross profit	6,404	6,064	3,518	4,403
Net income (loss)	(734)	(1,020)	(18,367)	(10,736)
Net income (loss) allocable to holders of non-redeemable common stock	(734)	(1,106)	(18,481)	(10,848)
Net income (loss) per share - basic	$(0.13)	$(0.18)	$(3.17)	$(1.84)
Net income (loss) per share - diluted	$(0.13)	$(0.18)	$(3.17)	$(1.84)
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - basic	$(0.13)	$(0.19)	$(3.19)	$(1.87)
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - diluted	$(0.13)	$(0.19)	$(3.19)	$(1.87)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$17,092	$26,961
Cost of revenues	—	—	13,426	20,594
Gross profit	—	—	3,666	6,367
Net income (loss)	51	50	(116)	234
Net income (loss) allocable to holders of non-redeemable common stock	51	50	(116)	234
Net income (loss) per share - basic	$0.01	$0.01	$(0.02)	$0.04
Net income (loss) per share - diluted	$0.01	$0.01	$(0.02)	$0.04
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - basic	$0.01	$0.01	$(0.02)	$0.04
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - diluted	$0.00	$0.00	$(0.02)	$0.04

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Net income (loss)	$(105)	$74	$102	$102
Net income (loss) allocable to holders of non-redeemable common stock	(148)	3	63	79
Net income (loss) per share - basic	$(0.03)	$0.02	$0.02	$0.02
Net income (loss) per share exclusive of shares and related interest subject to potential redemption - basic and diluted	$(0.05)	$—	$0.02	$0.02

	Predecessor
	January 1, 2007 through July 31, 2007
	First Quarter	Second Quarter	Third Quarter
Net revenues	$18,852	$17,787	$6,495
Cost of revenues	15,097	13,357	5,062
Gross profit	3,755	4,430	1,433
Net income (loss)	123	(619)	365

	Predecessor
	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$13,391	$12,389	$15,454	$16,518
Cost of revenues	10,858	9,566	12,149	13,396
Gross profit	2,533	2,823	3,305	3,122
Net income (loss)	(386)	(48)	70	(324)

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 24— Subsequent Events – Unaudited

Series B Purchase Agreement

On January 8, 2009, Argyle entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mezzanine Management Fund IV A, L.P. and Mezzanine Management Fund IV Coinvest A, L.P. (the “Purchasers”), and Sam Youngblood, Ron Chaimovski and Bob Marbut (together, with their affiliates, the “Stockholders”), pursuant to which the Purchasers purchased 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share (the “Series B Preferred Shares”) for $110 per share, for an aggregate purchase price of $3,000,030 (the “Series B Financing”).

Each Series B Preferred Share is convertible into 100 shares of common stock, at any time, at the option of the holder, initially at a conversion price of $1.10 per share of Common Stock, subject to adjustment for stock dividends, stock splits or similar capital reorganizations, and weighted average price protection for certain issuances below the conversion price.

The Series B Preferred Shares have voting rights equal to the number of shares of common stock the holder would receive if all Series B Preferred Shares had been converted into common stock. The holders of the Series B Preferred Shares may also designate one individual to serve on the Company’s Board of Directors.

The holders of the Series B Preferred Shares shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the our Board of Directors, at the greater of (i) 4% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Shares could be converted; provided, however, that such cash dividend must be paid at the earliest any of the following occur:  (A) we pay a dividend on the common stock, (B) we liquidate or there is a change in control, or (C) upon conversion of the Series B Preferred Shares, but only with respect to those Series B Preferred Shares so converted.

The Series B Preferred Shares have a liquidation preference as to both our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Shares”) and our common stock equal to the greater of (i) the sum of the original issue price (subject to adjustment for stock dividends, stock splits or similar capital reorganizations) plus all accrued but unpaid dividends, or (ii) the amount the holder would receive if all Series B Preferred Shares had been converted into common stock.

For as long as any shares of Series B Preferred Shares remain outstanding, we will be prohibited from (i) amending, waiving, altering or repealing in a way that adversely affects the rights, powers, preferences, or other special rights or privileges of the holders of the Series B Preferred Shares, whether by amendment to the Certificate of Incorporation, Bylaws, Certificate of Designation or other organization documents, or by merger, consolidation, reorganization or otherwise, (ii) increasing or decreasing (other than by redemption or conversion) the authorized number of shares of preferred stock or Series B Preferred Shares, (iii) creating, issuing or authorizing the issuance of any equity securities senior to the Series B Preferred Shares, or (iv) repurchasing, redeeming or reissuing any equity securities of the Company to which the Series B Preferred Shares rank senior and prior (whether with respect to dividends, redemption, or upon liquidation or otherwise), including the Series A Preferred Shares and the Common Stock, and any rights or options exercisable or convertible thereof, other than repurchases of shares of Common Stock from employees, officers, directors or consultants under agreements providing for such repurchase under certain conditions.

Under the Purchase Agreement, we also granted piggyback registration rights to the Purchasers.

We granted a preemptive right to the Purchasers with respect to future financings and a right of first offer to provide financing for certain transactions. In addition, the Stockholders have granted a right of first refusal to the Purchasers until January 31, 2010 as to any transfers of our securities held by the Stockholders.

The gross proceeds of the Series B Financing were used to reduce a portion of the outstanding balance of the PrivateBank Loans (see below).

Neither the Series B Preferred Shares nor the shares of common stock issuable upon conversion of the Series B Preferred Shares have been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 24— Subsequent Events – Unaudited (continued)

Amendment to Blair Purchase Agreement

On January 8, 2009, ISI entered into a Sixth Amendment (the “Blair Amendment”) to the Note and Warrant Purchase Agreement dated as of October 22, 2004 (as amended) between ISI and William Blair Mezzanine Capital Fund III, L.P. (“Blair”), a fund managed by Merit Capital Partners. Pursuant to the terms of the Blair Amendment, Blair has agreed to amend its existing covenants to have a 10% cushion to Private Bank’s amended covenants and has agreed to an extension of the maturity of its debt for one year, until January 31, 2011.  The senior debt—to-EBITDA covenant was increased to 2.50x at March 31, 2009 and June 30, 2009.  The senior debt to EBITDA covenant will become 2.20x at September 30, 2009. A total debt-to-EBITDA ratio covenant was created whereby the ratio at the end of the fiscal quarter must be no greater than to 5.94 to 1.00 at March 31, 2008, 5.78 to 1.00 at June 30, 2009, 4.40 to 1.00 at September 30, 2009 and, thereafter, it will be 3.85 to 1.00.  The maximum capital expenditures covenant has been increased to $330,000 per each fiscal quarter ending March 31, 2009, June 30, 2009 and September 30, 2009, respectively. The fixed-charge-coverage ratio has been amended to take into account payments made to subordinated debt holders. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010.

Amendment to PrivateBank Loan Agreement

On January 8, 2009, ISI entered into Amendment No. 1 dated January 8, 2009 (the “Loan Amendment”) to the Loan Agreement dated October 3, 2008 with The PrivateBank and Trust Company, an Illinois banking corporation (the “Bank”). Pursuant to and subject to the terms and conditions of the Loan Agreement, the Bank had made available to ISI (a) a secured revolving line of credit in the maximum amount of $10,000,000, with a $5,000,000 sublimit for the issuance of letters of credit, (b) a secured revolving line of credit in the maximum amount of $5,000,000, to be used solely for the issuance of letters of credit, and (c) a term loan in the maximum amount of $10,000,000 (collectively, the “PrivateBank Loans”).

Pursuant to the terms of the Loan Amendment, ISI paid down the existing term loan by $3.0 million (effectively paying down the term loan by $2.5 million and pre-paying the March 31, 2009 principal payment of $500,000).  All debt covenants were waived at December 31, 2008.  The applicable margin for LIBOR rate loans under the revolving lines of credit between January 1, 2009 through September 30, 2009 was increased to 3.5%, the applicable margin for Prime rate loans under the revolving lines of credit between January 1, 2009 and September 30, 2009 was increased to 1.50%, the applicable margin for LIBOR rate loans under the term loan was increased to 4.0%, and the applicable margin for Prime rate loans under the term loan was increased to 2.0%.  The letter of credit fee was also increased to 3.5%.  The senior debt-to-EBITDA covenant was increased from 2.00x to 2.25x at March 31, 2009 and June 30, 2009.  The senior debt to EBITDA covenant will return to 2.00x at September 30, 2009. The total debt-to-EBITDA covenant was increased from 4.00x to 5.40x at March 31, 2008 and 5.25x at June 30, 2009 and will return to 4.00 at September 30, 2009 and thereafter it will be 3.50.  There is a new maximum capital expenditures covenant of $300,000 per quarter in Q1 2009, Q2 2009, and Q3 2009 and the fixed charge coverage ratio has been amended to take into account payments made to subordinated debt holders.

Argyle agreed to provide a guaranty of the PrivateBank Loans up to $18.1 million, until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement.  The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.

Conversion of ISI Seller Debt

As part of the merger consideration paid to acquire ISI, the Company issued unsecured convertible debt to the stockholders in the amount of $1.9 million, which bears interest at 5% per annum, paid semiannually. The notes may be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008 or redeemed at the same price by the Company after January 1, 2009. On January 12, 2009, the notes were redeemed in full by the Company at $10.00 per share for an aggregate of 192,763 shares of common stock.

Line of Credit Facility

In February 2009, Argyle entered into a letter of credit facility with the PrivateBank. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.

ARGYLE SECURITY, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 24— Subsequent Events – Unaudited (continued)

On February 1, 2009, Argyle granted 90,000 unregistered shares of our common stock to Officers and key employees listed below. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of 2009, 2010, and 2011. The holders have the right to vote all shares, regardless of the vesting schedule.

Stockholders	Number of Shares
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

Also, on February 1, 2009, Argyle granted options to purchase an aggregate of up to 300,000 shares of common stock to Officers and key employees of the listed below. The exercise price of the options is $1.10 per share and the options vest December 31 in three equal annual tranches on each of 2009, 2010 and 2011.

Stockholders	Number of Options
Bob Marbut	50,000
Ron Chaimovski	50,000
Sam Youngblood	50,000
Donald F. Neville	30,000
Matthew A. Kepke	25,000
Dean Dresser	10,000
Robert Roller	25,000
Brian LaBad	10,000
Jeff Paulik	10,000
Mike Peterson	10,000
Wally Wallace	25,000
Tim Moxon	10,000

In addition, on February 1, 2009, Argyle granted 110,000 performance unit awards to Officers and key employees listed below. The awards vest fully on December 31, 2012 at which time a cash payment amount per unit award shall be determined by the Board based on the Company achieving or exceeding performance goals set by the Compensation Committee of the Board.

Stockholders	Number of Unit Awards
Bob Marbut	25,000
Ron Chaimovski	25,000
Donald F. Neville	15,000
Matthew A. Kepke	15,000
Dean Dresser	10,000

On March 19, 2009, Argyle granted 45,000 unregistered shares of our common stock to the Directors listed below. These shares vest in full seven (7) days after the Director is no longer serving on the Board.

Stockholders	Number of Shares
Lloyd Campbell	15,000
Wesley Clark	15,000
John Smith	15,000

Such shares, options and performance unit awards were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to Officers and directors of Argyle.