Form 10-Q
period 2009-03-31
ARGYLE SECURITY, INC.
filed 2009-05-15
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 000-51639
Argyle Security, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3101079 (I.R.S. Employer Identification No.)
12903 Delivery Drive
San Antonio, TX 78247
(Address of Principal Executive Offices including Zip Code)
(210) 495-5245
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,267,105, shares of the Registrant’s common stock issued and outstanding as of May 13, 2009.

Argyle Security, Inc. Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ARGYLE SECURITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2009	2008
	unaudited
Assets
Current assets:
Cash and cash equivalents	$9,367	$11,142
Restricted cash	5,000	2,500
Receivables:
Contract — net of allowance for doubtful accounts of $787 and $777 at March 31, 2009 December 31, 2008, respectively	27,959	28,815
Contract receivables — related party	3,791	4,685
Other receivables	7	335
Costs and estimated earnings in excess of billings on incomplete contracts	8,181	6,475
Intangible assets	74	184
Refundable income taxes	192	168
Inventory	1,595	2,146
Other current assets	15	6
Prepaids	295	379
Deferred income taxes, net	375	898

Total current assets	56,851	57,733

Property and equipment, net	8,856	9,033
Goodwill	2,844	2,844
Intangible assets	11,770	12,111

Deposits, deferred transaction costs, and other assets	457	591

Total other assets	23,927	24,579

Total assets	$80,778	$82,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,187	$15,799
Accounts payable — related party	90	173
Billings in excess of costs and estimated earnings on incomplete contracts	9,055	7,633
Interest payable to stockholders	—	49
Current portion of capitalized lease obligations	244	239
Current portion of long-term debt	3,807	3,235
Deferred income taxes	—	—

Total current liabilities	28,383	27,128

Long-Term Liabilities:

Deferred income taxes	1,217	1,577
Long-term debt — less current portion	22,611	29,558
Derivative, deferred rent and other long term liabilities (including dividends)	831	635
Long-term capitalized lease obligations — less current portion	3,326	3,389

Total long-term liabilities	27,985	35,159

Total liabilities	56,368	62,287

Stockholders’ Equity
Preferred stock of Argyle Security, Inc. — $.0001 par value; 1,000,000 shares authorized; 18,750 shares of Series A and 27,273 shares of Series B at March 31, 2009 and 18,750 shares of Series A at December 31, 2008 issued and outstanding	—	—
Common stock of Argyle Security, Inc. — $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 6,267,105 shares at March 31, 2009 and 5,969,342 shares at December 31, 2008	1	1
Additional paid in capital	55,685	50,925
Accumulated other comprehensive income (loss)	(117)	(116)
Accumulated earnings (deficit)	(31,159)	(30,785)

Total stockholders’ equity	24,410	20,025

Total liabilities and stockholders’ equity	$80,778	$82,312

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except share data)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Contract revenues	$25,326	$26,860
Contract revenues — related party	860	6,943
Manufacturing revenues	1,901	1,518
Service and other revenues	3,657	2,276

Total revenues	31,744	37,597
Cost of revenues:
Contract costs	21,332	27,342
Manufacturing costs	1,258	690
Service and other costs, include $110 and $1,252 of amortization of intangibles in 2009 and 2008 , respectively	2,497	3,161

Total cost of revenues	25,087	31,193

Gross profit	6,657	6,404
Operating expenses:
Salaries and related expense, including stock-based compensation of $145 and $558 in 2009 and 2008, respectively	3,010	3,369
Professional fees and outside services	880	945
General and administrative expenses	1,226	1,588
Depreciation	425	459
Amortization of intangible assets	341	421

Total operating expenses	5,882	6,782
Operating income (loss)	775	(378)
Other income (expense):
Interest income	25	26
Interest expense	(883)	(799)

Total other income (expense)	(858)	(773)

Income (loss) before provision for income taxes	(83)	(1,151)
(Benefit) Provision for income taxes	148	(417)

Net income (loss)	(231)	(734)

Dividends on redeemable preferred stock	(143)	—

Net income (loss) allocable to holders of non-redeemable common stock	$(374)	$(734)

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	6,019,495	5,749,342

Diluted	6,019,495	5,749,342

Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.06)	$(0.13)

Diluted	$(0.06)	$(0.13)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2008 THROUGH MARCH 31, 2009
(unaudited)
(in thousands except share data)

						Accumulated
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Earnings /	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	5,969,342	$1	18,750	$0	$50,925	$(116)	$(30,785)	$20,025

Net income (loss)	—	—	—	—	—	—	(231)	(231)
Deferred loss on hedging activities, net of taxes	—	—	—	—	—	(1)	—	(1)
ISI seller note conversion	192,763	—	—	—	1,928	—	—	1,928
Stock-based compensation	135,000	—	—	—	145	—	—	145
Forfeiture of stock-based compensation	(30,000)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	27,273	0	2,687	—	—	2,687
Dividends on preferred stock	—	—	—	—	—	—	(143)	(143)
Common stock registration costs	—	—	—	—	—	—	—	—

Balance at March 31, 2009	6,267,105	$1	46,023	$0	$55,685	$(117)	$(31,159)	$24,410

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(231)	$(734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	145	558
Amortization	451	1,673
Depreciation	464	488
Gain (loss) on disposal of asset	3	—
Deferred interest on Merit debt	115	—
Decrease (increase) in contract receivables	856	(15,552)
Decrease (increase) in related party contract receivables	894	684
Decrease (increase) in other receivables	328	(6)
Decrease (increase) in costs and estimated earnings in excess of billings	(1,706)	2,702
Decrease (increase) in other assets	583	237
Increase (decrease) in accounts payable and accrued expenses	(466)	3,569
Increase (decrease) in other long-term liabilities	47	18
Increase (decrease) in deferred income taxes and refundable taxes	139	(392)
Increase (decrease) in billings in excess of costs and estimated earnings	1,422	3,854

Net cash provided by (used in) operating activities	$3,044	$(2,901)

Cash flows from investing activities:
Acquisition of PDI, Com-Tec, and Fire Quest in 2008, net of cash acquired	—	(5,259)
Purchase of property and equipment	(291)	(781)
Transaction costs	—	(223)

Net cash provided by (used in) investing activities	$(291)	$(6,263)

Cash flows from financing activities:
Issuance of preferred stock	3,000	—
Restricted cash	(2,500)	—
Offering costs and financing costs	(406)	(7)
Repayment on borrowings	(10,884)	(12,071)
Proceeds from borrowings	6,320	15,136
Proceeds from notes payable	—	5,105
Payments on capital lease obligations	(58)	(23)

Net cash provided by (used in) financing activities	$(4,528)	$8,140

Net increase (decrease) in cash and cash equivalents	$(1,775)	$(1,024)
Cash and cash equivalents at beginning of year	11,142	3,556

Cash and cash equivalents at end of period	$9,367	$2,532

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 1 — Basis of Presentation
Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (“Argyle”) was incorporated in Delaware in June 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. Argyle completed its initial public offering in January 2006. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100.0% of the outstanding capital stock of ISI Security Group, Inc. (f/k/a ISI Detention Contracting Group, Inc., referred to herein as “ISI”) and its subsidiaries. When used herein, “Argyle”, the “Company”, “we”, “us”, “our”, refers to the pre-acquisition company until July 31, 2007 and the post-acquisition company after July 31, 2007.
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2008.
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
On January 31, 2008, ISI Controls, Ltd. (“ISI-Controls”), a wholly owned subsidiary of ISI, which in turn is a wholly owned subsidiary of the Company, closed a transaction, pursuant to which ISI-Controls acquired 100.0% of the outstanding units of Com-Tec, resulting in Com-Tec becoming a wholly owned subsidiary of ISI-Controls. Com-Tec is engaged in the business of custom design, manufacture and installation of electronic security and communications systems.
The unaudited consolidated financial statements of Argyle, as of March 31, 2009 and 2008, include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 1 — Basis of Presentation (continued)
Pro Forma Results of Operations
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We have concluded that because, other than Com-Tec which acquisition was effective on January 31, 2008, all acquired companies were included in the three month period ended March 31, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three months ended March 31, 2008.
The Pro Forma results of operations for the Company for the three months ended March 31, 2009 and 2008 are as if the acquisition of Com-Tec occurred on January 1, 2008. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008 and (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008. There was no difference between the GAAP and the pro forma statement of operations from the three months ended March 31, 2009 and only minor differences (revenues of $1.7 million or 4.6% and $14,000 in net income (loss) or 1.9%) between GAAP and the proforma statement of operations for the same period in 2008.
Pro Forma Consolidated Statement of Operations Data
(unaudited)
(in thousands except share data)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Total revenues	31,744	39,315

Net income (loss) allocable to holders of non-redeemable common stock	$(374)	$(748)

Weighted-average number of shares of common stock outstanding exclusive of shares subject to possible redemption:
Basic	6,019,495	5,749,342

Diluted	6,019,495	5,749,342

Net income (loss) per share allocable to holders of non-redeemable common stock:
Basic	$(0.06)	$(0.13)

Diluted	$(0.06)	$(0.13)

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.
Restricted Cash
Represents bank and certificates of deposit required by the Company’s commercial bank letter of credit.
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
The amount recognized for bad debt expense for the three months ended March 31, 2009 and 2008 was $50,000 and $145,000, respectively, and is reflected in the general and administrative expenses of the Statement of Operations.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
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
Shipped Products
Revenues are recognized by PDI when the product is shipped to the customer in accordance with the contractual shipping terms. In almost all cases the shipping of products to PDI’s customers is FOB Origin, whereby title passes to the purchaser when the product leaves the PDI premises under the bail of a common carrier. In only rare instances (less than 2.0% of all shipments) are products shipped to PDI customers as FOB Destination, whereby title passes to the purchaser when the product reaches its destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.
The Company incurred $142,000 in shipping and handling costs which are reflected in the service and other costs in the Statement of Operations.
Inventory
Inventory is valued at the lower of cost or market and consists of raw materials, work in process (WIP) and finished goods in the three months ended March 31, 2009 and December 31, 2008. Costs of inventory are determined using the average cost method for all of the business units. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec and PDI acquisitions has been stated at fair value at the date of acquisition during the first quarter of fiscal year 2008. The Company performs quarterly review of its inventory holdings to determine appropriate reserves for obsolescence. At March 31, 2009 and December 31, 2008, the Company’s inventory balance (net of reserves) was $1.6 million and $2.1 million, respectively.
Property and Equipment
The $1.2 million of property and equipment from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition in the first quarter of fiscal year 2008. Depreciation is calculated on the straight-line method.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
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
The Company identified its reporting units under the guidance of SFAS 142 Goodwill and Other Intangible Assets (FAS 142) and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142 . The Company’s reporting units are ISI-Detention, MCS-Detention, PDI, Com-Tec (which comprise the Argyle Corrections segment), and MCS-Commercial which comprises the Argyle Commercial segment.
Software Costs
Software costs represent internally-developed software that is proprietary to the Company and assists in its operations. According to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use , the costs of computer software developed or obtained for internal use are to be amortized on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Management does not believe there is another more rational basis and, therefore, the assets are amortized on the straight-line basis over a 36-month period.
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
Warranty Reserve
The Company warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years. A provision for estimated future costs related to warranty expense is recorded when products are sold. Management estimates the provision based primarily on historical warranty claim experience. As of March 31, 2009, the warranty reserve was $204,000 and is included in accounts payable and accrued expenses on the audited consolidated balance sheet.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
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
The recorded fair value of financial instruments (Level 2), includes the interest rate swap which is discussed in more detail in Note 5. The carrying value of the revolving line of credit (Level 2) which is discussed in more detail in Note 5 approximates fair value due to its variable interest rate. The recorded value of the long-term debt (Level 2) which is discussed in more detail in Note 5 approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.
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
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption o FIN 48 did not have an effect on our consolidated financial position or results of operations. The Company has applied the accounting provisions of FIN 48 to its tax positions and determined that no uncertain tax positions presently exist.
The Company would record any interest and penalties related to unrecognized tax benefits in income tax expense.
Sales and Use Taxes
The Company collects and remits taxes on behalf of various state and local tax authorities. For the three months ended March 31, 2009, the Company collected $334,000 and remitted $420,000 in taxes. Sales and use taxes are reflected in the general and administrative expenses on a net basis.
Reclassifications
Prior-year balances have been reclassified to conform to current-year presentation. The statement of operations includes a reclassification of manufacturing revenues and manufacturing cost of revenues that were service and other revenues and service and other cost of revenues.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim reporting periods ending after 15 June 2009, with early adoption permitted for periods ending after 15 March 2009. Early adoption of this FSP is permitted only if the entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2.
Recently Adopted Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (FSP FAS 141(R)-1). The FSP amends FASB Statement No. 141 (revised 2007), Business Combinations (Statement 141(R)), to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with FASB Statement No. 157, Fair Value Measurements, if the fair value can be determined during the measurement period. The FASB believes that fair value can be determined for many warranty obligations, which are subject to the guidance in this FSP. This FSP is effective immediately for us, and its impact will vary with each acquisition.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We adopted the provisions of FSP APB 14-1 on January 1, 2009, and the adoption had no impact on our consolidated financial statements since none of our current convertible instruments are within the scope of this FSP given they can only be converted into common stock
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines Fair Value, establishes a framework for measuring Fair Value and expands disclosures about Fair Value measurements, but does not change existing guidance as to whether or not an instrument is carried at Fair Value. In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis.
The Company adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the entity (observable inputs) and the entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In accordance with FSP FAS 157-2, the Company elected to defer application of SFAS No. 157 to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Recently Adopted Accounting Pronouncements (continued)
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
The Company measures its derivative financial instruments at fair value on a recurring basis. As of March 31, 2009, the Company had in place an interest rate swap agreement, which was entered into on December 1, 2008, to partially hedge the Company’s variable rate debt.
The Company has options to convert or extend the PDI Promissory Notes which resulted in the creation of compound embedded derivatives for which the Company has performed valuations on a regular basis. The Company currently and will continue to mark to market these derivatives for which any changes in fair value are recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired.
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
On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations or financial position.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
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
During the three months ended March 31, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,300 active construction contracts in the Company’s Work-in-Process. Changes in cost estimates come as the result of customer-ordered change orders, changes in material or labor costs and issues associated with managing the projects. As a result of the review the cost estimates for the in-process construction contracts (that existed as of quarter ended March 31, 2009) increased by a net $1.7 million in quarter ended March 31, 2009. Of the aforementioned net estimated cost increases of $1.7 million, 11 contracts had cost estimate changes of approximately $100,000 or greater resulting in $1.6 million. Eight of the total 11 of the contracts with changes greater than $100,000 resulted in cost estimate increases totaling $2.0 million while three contracts had estimated cost decreases totaling $400,000. Approximately 1,260 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $2,000.
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
Loss contingencies that are considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. As of March 31, 2009, the Company did not have any loss contingencies requiring disclosures or accruals.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables. During the quarter ended March 31, 2009, Revenues from our top three customers (all from Argyle Corrections) represented 29.4% of total Company revenues, respectively. During the quarter ended March 31, 2009, the Company had revenues from our top two customers (all from Argyle Corrections), which represented 23.3% of total Company revenues. These concentrations are up from the year ended December 31, 2008 and 2007, when the top three customers represented 27.0% and 20.0% of total Company revenues, respectively. See Related-Party Transactions footnote (see Note 13) for discussion of transactions with ISI*MCS, Ltd.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Net Income / (Loss) Per Share
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
As of March 31, 2009, the Company had granted 325,000 shares of restricted stock, of which 96,662 shares were vested.
As of the quarters ended March 31, 2009 and 2008 the shares used to calculate earnings per share are shown below.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Weighted average common shares outstanding — basic
Common	6,019,495	5,749,342
Common stock equivalents	—	—

Number of shares used in per share computations — basic	6,019,495	5,749,342

As of March 31, 2009 there were 228,338 shares of restricted stock, 18,750 shares of Series A preferred stock and 27,273 shares of Series B preferred stock outstanding which are convertible into a weighted average 4,329,570 common shares that were excluded from the earnings per share calculation as they were anti-dilutive.
Note 3 — Contract Receivables
Contract receivables consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Completed contracts and contracts in progress (net of allowance)	$23,351	$24,494
Retainage	4,608	4,321
Completed contracts and contracts in progress — related parties	2,240	2,938
Retainage — related parties	1,551	1,747

Contract receivables	$31,750	$33,500

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 4 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information
Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	March 31,	March 31,	March 31,
	2009	2009	2009
Amended contract amount	$292,201	$236,443	$55,758
Revenues recognized to date	232,387	187,854	44,533

Unearned contract amount — backlog	$59,814	$48,589	$11,225

Costs incurred to date	192,617	159,194	33,423
Estimated costs to complete	50,784	40,994	9,790

Estimated total cost	$243,401	$200,188	$43,213

Billings to date	$230,667	$187,281	$43,386

Costs and estimated earnings in excess of billings on incomplete contracts	$8,181	$5,585	$2,597

Billing in excess of costs and estimated earnings on incomplete contracts	$9,055	$6,847	$2,207

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2008	2008	2008
Amended contract amount	$310,588	$237,456	$73,132
Revenues recognized to date	237,126	178,388	58,738

Unearned contract amount — backlog	$73,462	$59,068	$14,394

Costs incurred to date	$196,576	$151,107	$45,469
Estimated costs to complete	60,737	48,923	11,814

Estimated total cost	$257,313	$200,030	$57,283

Billings to date	$238,450	$179,999	$58,451

Costs and estimated earnings in excess of billings on incomplete contracts	$6,475	$4,277	$2,198

Billing in excess of costs and estimated earnings on incomplete contracts	$7,633	$5,605	$2,028

*	Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated Revenues are not accounted for under the Percentage of Completion Method as defined in SOP 81-1.
The various subsidiary companies often function as subcontractors to other subsidiary companies. The Company reorganized in January 2008 to report the business in two segments — Argyle Corrections and Argyle Commercial Security (see Note 14). Since then the Company has determined that the most valid indicator of the next year’s performance will be more closely tied to the Argyle Corrections backlog versus the Argyle Commercial Security backlog which is more volatile, given the shorter period typically required to complete the contracts.
Intercompany contract amounts and billings have been eliminated, and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings have been recomputed based on actual combined costs of the companies.
Backlog is the result of the aggregate contract amount less revenues recognized to date using percentage-of-completion accounting (as described in Note 2 of these consolidated financial statements). The Company recognizes as backlog only those contracts for which it has received signed contracts and executed letters of intent to award a contract from its customers. As of the quarter ended March 31, 2009 backlog from nine letters of intent amounted to $12.0 million. The Company also verifies that funding is in place on the contracts prior to inclusion in backlog.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 5 — Long-Term Debt
Notes payable and long-term debt consists of the following (in thousands):

	March 31,	December 31,
Collateral	2009	2008
Notes payable:
Vehicles and equipment	$377	$418
Unsecured debt — related party	11,508	11,393
Unsecured convertible debt — stockholders	—	1,925
Seller notes	5,533	6,106
Line of credit and senior term debt	9,000	12,951

	$26,418	$32,793
Less — current maturities	3,807	3,235

Long term debt	$22,611	$29,558

Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 8.9% and 9.4% at March 31, 2009 and December 31, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1.0 million.
Unsecured Debt — Related Parties
On January 2, 2008 an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2012. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. As of March 31, 2009, ISI was in compliance or had received a waiver of non-compliance with all covenants. ISI expects to be in compliance with the modified covenants for the next year.
On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2.0 million to ISI. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6.0% per annum. The loan was repaid in full on October 3, 2008.
On October 28, 2008, the Board approved Argyle’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow us the ability to bid projects without obtaining bonding.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 5 — Long-Term Debt (continued)
Unsecured Convertible Debt — Stockholders
As part of the merger consideration paid to acquire ISI, we issued unsecured convertible debt to the stockholders of ISI in the amount of $1.9 million, at a rate of interest of 5.0% per annum, paid semiannually. The notes were able to be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008 or redeemed at the same price by the Company after January 1, 2009. On January 12, 2009, the notes were redeemed in full by the Company at $10.00 per share for an aggregate of 192,763 shares of common stock.
In April 2007, our officers and directors, an affiliate of our Executive Chairman and Chief Executive Officer, and certain of our consultants, pursuant to a note and warrant acquisition agreement, loaned us an aggregate of $300,000 and, in exchange, received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. We have estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000, using an expected life of two years, volatility of 2.39% and a risk-free rate of 5.0%). However, because the warrants have a limited trading history, the volatility assumption was based on information then available to management. The promissory notes had an interest at a rate of 4.0% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest. The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $26,000 as of March 31, 2009.
In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7.0% per year and have a maturity date of April 1, 2011. Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note. Interest only payments were made for each three-month period beginning on May 2008 and August 2008; a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 became due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 became due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,291 as a result of adjustments made because of uncollected accounts receivable.
Collectively, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter referred to as the “Seller Notes”.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 5 — Long-Term Debt (continued)
Senior Secured Credit Facility
At March 31, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the original amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 6.0% and 5.9% at March 31, 2009 and December 31, 2008, respectively.
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
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of March 31, 2009, ISI is indebted for $7.0 million in term debt and $2.0 million through the line of credit. As of March 31, 2009, ISI was in compliance with all covenants.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 5 — Long-Term Debt (continued)
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
During the fourth quarter of 2008, the Company entered into a US dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long-term liabilities on its consolidated balance sheet. Fair values of the derivative instruments reported in the Consolidated Balance Sheet are as follows:

		Fair Value
	Balance Sheet Location	March 31, 2009	December 31, 2008

Derivative Liabilities:
Interest Rate Contracts	Other long term liabilities	$189,973	$188,001
At March 31, 2009, the interest rate swap had a fair value (net of taxes) of approximately $117,214. During the quarter ended March 31, 2009, we recognized expense from hedging activities relating to interest rate swaps of $26,392. There were no ineffective amounts recognized during the period ended March 31, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in the earnings.
At March 31, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $189,973 related to the interest rate swap. For the quarter ended March 31, 2009, we did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 6 — Fair Value Measurement
On January 1, 2008, the Company adopted the provisions of SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company has applied SFAS 157 to all financial assets and liabilities that are being measured and reported at fair value on a recurring basis value effective January 1, 2008. In accordance with FSP FAS 157-2, the Company elected to defer application of SFAS No. 157 to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.
Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3 — inputs that are unobservable in the marketplace and significant to the valuation.
SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
The only asset or liability that is measured at fair value on a recurring basis other than the embedded derivative described in Note 5 is the liability for the Company’s interest rate swap. The interest rate swap is valued in the market using discounted cash flow techniques which incorporate observable market inputs such as interest rates. These observable market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.
Fair Value measurement as of March 31, 2009 and December 31, 2008:

	Significant Other Observable Inputs (Level 2)
	March 31, 2009	December 31, 2008

Liability

Interest Rate Swap (included in Other long term liabilities)	$189,973	$188,001

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 7 — Commitments
We lease office space and equipment under operating leases expiring through 2012. The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and we operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $122,000 and $32,000 for the first quarter of 2009. This lease expires in January 2013.
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
Rental expense was $342,000 and $196,000 for the three months ended March 31, 2009 and 2008, respectively.
In August 2007, we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1.0% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.
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
Note 8 — Common Stock Reserved for Issuance
As of March 31, 2009, 4,185,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 10, and 4,602,300 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 9. This includes the warrants that were issued in connection with the April 2007 notes to stockholders which entitled the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 10). In 2008, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 100,000 shares of stock and 90,000 shares of restricted stock (see Note 10). In 2009, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 300,000 shares of stock and 135,000 shares of restricted stock (see Note 10).
In April 2008, the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 9 — Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. 46,023 shares of preferred stock are currently issued and outstanding.
In April 2008, the Company issued 18,750 shares of a newly created series of our preferred stock, designated “Series A Convertible Preferred Stock”, par value $0.0001 per share pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock or 3.0% per annum. Such shares are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share. Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitle to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock. Series A Convertible Preferred Stock holders have no voting rights.
On January 8, 2009, the Company issued 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share for $110 per share, for an aggregate purchase price of $3,000,030 less issuance costs of $313,000. Each share of the Series B Preferred Stock is convertible into 100 shares of Common Stock at a conversion price of $1.10 per share. The Series B Preferred Stock has voting rights equal to the number of shares of Common Stock the holder would receive if all Series B Preferred Stock had been converted into Common Stock. The holders of the Series B Preferred Stock may also designate one individual to serve on the Company’s Board of Directors. The holders of the Series B Preferred Stock shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the our Board of Directors, at the greater of (i) 4.0% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Stock could be converted.
Note 10 — Stockholders’ Equity and Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following is a description of the various grants made and the impact on the financial statements.
2005 — 2006 Options
In July 2005, Argyle granted to its officers, directors, and their respective affiliates certain options, which were exercisable only in the event the underwriters exercised the over-allotment option, to purchase that number of shares enabling them to maintain their 20.0% ownership interest in the Company (without taking into account the units they purchased in the private placement). The measurement date was deemed to be January 30, 2006, the date the over-allotment was exercised because the number of options to be issued was not known until that date.
In January 2006, the underwriters exercised a portion of the over-allotment option in the amount of 75,046 units. In February 2006, the officers and directors exercised their options and purchased 18,761 units for an aggregate cost of $507 (or $0.027 per share). The compensation cost, recorded in operating expenses, resulting from these share-based payments was $130,632 at January 30, 2006, using the Black-Scholes pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of the options was estimated at the measurement date using the assumptions of weighted-average volatility factor of 0.10, no expected dividend payments, weighted-average risk-free interest rate of 5.0%, and a weighted-average expected life of 0.13 years.
The fair value of each option was $6.99 per share. All options vested immediately at the measurement date, and no further options may be exercised. Compensation expense was recognized immediately and recorded as an operating expense for the year ended December 31, 2006.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
Underwriter Options
Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 units for $100. The Units issuable upon exercise of these options are identical to those sold in the Public Offering. These options are exercisable at $8.80 per unit and expire January 24, 2011. The options to purchase up to 187,500 Units and the Securities underlying such units were deemed to be compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and, therefore, were subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the FINRA Conduct Rules.
Argyle accounted for these purchase options as a cost of raising capital and included the instrument as equity in its consolidated balance sheet. Accordingly, there is no net impact on Argyle’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. Argyle has estimated, based upon a Black-Scholes model, that the fair value of the purchase options on the date of sale was approximately $3.40 per unit, (a total value of approximately $0.6 million) using an expected life of five years, volatility of 44.0% and a risk-free rate of 5.0%. However, because Argyle’s Units did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using historical data of comparable public companies in the proposed industry. Argyle believes the volatility estimate calculated from such comparable companies was a reasonable benchmark to use in estimating the expected volatility of our Units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.
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
Restricted Stock
On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 85,000 shares and 5,000 shares, respectively, of the Company’s restricted common stock to certain of its executive officers and directors. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of December 31, 2008, 2009 and 2010.
On February 1, 2009, the Company granted 90,000 unregistered shares of our common stock to executive officers and key employees. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of 2009, 2010, and 2011. The holders have the right to vote all shares, regardless of the vesting schedule. On February 1, 2009 Sam Youngblood forfeited 30,000 of his restricted stock.
On March 19, 2009, the Company granted 45,000 unregistered shares of our common stock to three non-employee directors. These shares vest in full seven (7) days after the Director is no longer serving on the Board.
The total amount of restricted stock outstanding as of March 31, 2009 was 325,000 shares of which 96,662 shares are vested leaving 228,338 to vest in December, 31 2009, 2010 and 2011.
During the three months ended March 31, 2009, the Company recognized $114,000 in compensation expense, net of deferred tax benefit of $39,000, related to the Company’s issuance of restricted stock. As of March 31, 2009, there was $420,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
Performance Unit Awards
On January 25, 2008, the Company granted an aggregate of 55,000 performance unit awards to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010 and a cash payment is made to the holders only if certain performance goals to be determined by the Board of Directors are achieved. The Company recognizes compensation expense on the performance unit awards based on the fair value of the Company’s underlying common stock at the end of each quarter over the remaining vesting period. Additionally, no compensation expense was recognized during the quarter ended March 31, 2009 for the grant of performance unit awards.
On February 1, 2009, the Company granted an aggregate of 110,000 performance unit awards to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2011 and a cash payment is made to the holders only if certain performance goals to be determined by the Board of Directors are achieved. On February 1, 2009 Don Carr and Sam Youngblood forfeited 25,000 and 55,000 performance unit awards, respectively, leaving 205,000 total performance unit awards outstanding. The Company recognizes compensation expense on the performance unit awards based on the fair value of the Company’s underlying common stock at the end of each quarter over the remaining vesting period. Additionally, no compensation expense was recognized during the quarter ended March 31, 2009 for the grant of performance unit awards.
Incentive and Nonqualified Stock Options
On January 25, 2008, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock to various employees, of which all were ISO. The options have a strike price of $7.55 and vest in three equal tranches on each of December 31, 2008, 2009 and 2010.
The Company has estimated, based upon a Black-Scholes model, that the fair value of the stock options granted on January 25, 2008 was approximately $1.78 per option, (a total value of approximately $178,000), using an expected life of three years, volatility of 40.0%, and a risk-free rate of 2.5%. However, because the shares did not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using historical data of public companies in the related industry. The Company believes that the volatility estimate calculated from these companies was a reasonable benchmark to use in estimating the expected volatility of our units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.
On February 1, 2009, the Company granted stock options to purchase an aggregate of 300,000 shares of the Company’s common stock to various employees, of which all were ISO. The options have a strike price of $1.10 and vest in three equal tranches on each of December 31, 2009, 2010 and 2011.
The Company has estimated, based upon a Black-Scholes model, that the fair value of the stock options granted on February 1, 2009 was approximately $0.07 per option, (a total value of approximately $19,000), using an expected life of three years, volatility of 37.0%, and a risk-free rate of 1.0%. The Company’s stock volatility rate was calculated by the Company’s valuation specialist, which performed our goodwill and intangible impairment testing, based on the 1 year average of the twenty-day period volatility.
The total amount of stock options outstanding as of March 31, 2009 was 510,000 options of which 70,000 shares are vested leaving 440,000 to vest in December, 31 2009, 2010 and 2011.
During the three months ended March 31, 2009, the Company recognized $31,000, in compensation expense, net of tax benefit of $11,000 related to the Company’s stock options. As of March 31, 2009, there was $157,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options.
Note 11 — Income Taxes
The provision (benefit) for income taxes was $148,000 for the three months ended March 31, 2009 compared to ($417,000) for the same period in 2008. The increase in income taxes of $565,000 was primarily due to the increase in income before income taxes in certain non-consolidated state jurisdictions. As a result of recording state tax expense in these jurisdictions, our effective tax rate was negative 178.3% for the three months ended March 31, 2009, compared to 36.2% for the same period in 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 12 — Other Comprehensive Income (Loss)
Argyle follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008

Net income (loss)	$(231)	$(734)
Net unrealized gain (loss) on cash flow hedge	25	0

Reclassification adjustment for gain (loss) included in income, net of taxes	(26)	0

Other comprehensive income (loss)	$(1)	$0

Total comprehensive income (loss)	$(232)	$(734)

Note 13 — Related-Party Transactions
During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, New York as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $185,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the three months ended March 31, 2009, the Company recognized $46,250 in expenses related to this agreement. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s Executive Chairman and CEO are stockholders and board members. See Note 16 — Subsequent Events for information relating to the office space in New York, New York.
At March 31, 2009 and 2008, other receivables include $7,000 and $47,000, respectively, of receivables from related parties, all of which is attributable to ISI. Amounts typically represent monies or other assets advanced to employees. The amounts in these employee receivables have been regularly paid, and management believes they are fully collectible.
The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Operating Officer and President of ISI, under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and a new lease executed in June 2008. All leases require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90.0% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12-year terms, and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90.0% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the quarter ended March 31, 2009, the Company made lease payments of $123,000 under these leases.
In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2.0% fee. ISI recorded contract revenues based on the ISI*MCS, Ltd.’s contract amount, net of the 2.0% fee. Contract receivables from ISI*MCS, Ltd. March 31, 2009 and December 31, 2008 totaled $3.8 million and $4.7 million, respectively, which is disclosed as Contract Receivables — Related Party on the face of the consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $0.9 million and $6.9 million for the quarters ended March 31, 2009 and 2008, respectively. ISI*MCS, Ltd. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that had not been paid in full as of the closing of the merger between Argyle and ISI. The merger agreement setting forth the agreements of Argyle and ISI provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.
ISI will receive 100.0% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2.0% fee. Remaining amounts to be billed on these contracts, as of March 31, 2009, totaled $1.4 million. Beginning July 31, 2007, all future contracts, bonded and un-bonded, are being contracted directly by the Company without involvement by ISI*MCS, Ltd.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 13 — Related-Party Transactions (continued)
As part of the merger of Argyle and ISI, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its scheduled payment terms. As a part of the merger, the shareholder of ISI became a shareholder of Argyle, holding 486,237 shares of Argyle common stock as of July 31, 2007 and, as such, also becoming a related party. At March 31, 2009 and December 31, 2008, the remaining debt to the shareholder (see Note 5) totaled $11.5 million and $11.4 million, respectively.
On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2.0 million to ISI. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6.0% per annum. The loan was repaid in full on October 3, 2008.
On October 28, 2008, the Board approved the Company’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow ISI the ability to bid projects without obtaining bonding.
Note 14 — Segment Information
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
Argyle Corrections consists of all of our businesses in the corrections sector, including MCS-Detention, ISI-Detention, as well as Com-Tec and PDI. Com-Tec and PDI were acquired in January 2008. Argyle Corrections includes:
•	MCS-Detention, which designs, engineers, supplies, installs and maintains complex, customized physical and software security solutions, access control, video and electronic security control system solutions at correctional and government facilities;
•	ISI -Detention, which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;
•	PDI, which is a full-service, turnkey solutions provider that manufactures high security metal barriers, high security observation window systems, detention furniture and accessories; and
•	Com-Tec, which is an industry leader in the custom design and manufacture of electronic security and communications systems at federal, state and private correctional facilities, city and county jails and police stations.
Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial, industrial and governmental facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to historically as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices. The offices in Austin, Houston and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 14 — Segment Information (continued)
Summary Segment Information
(in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Industry Segment (in thousands)	2009	2008
Revenues:
Corrections	$21,873	$30,038
Commercial	9,871	7,559
Corporate	—	—
Eliminations	—	—

Total	$31,744	$37,597

Operating income (loss):
Corrections	$1,102	$1,610
Commercial	915	(136)
Corporate	(1,242)	(1,852)
Eliminations	—	—

Total	$775	$(378)

Capital expenditures:
Corrections	$243	$650
Commercial	45	121
Corporate	3	10

Total	$291	$781

Total assets:
Corrections	$58,880	$99,920
Commercial	11,153	5,752
Corporate	24,137	37,353
Eliminations	(13,392)	(34,158)

Total	$80,778	$108,867

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Note 15 — Supplemental Disclosures of Cash Flow Information (in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Cash paid for interest	$309	$489
Cash paid for income taxes	2	300
Supplemental schedule of non-cash investing activities:

Financed purchases of property and equipment	$—	$—
Issuance of stock to retire notes with related parties	1,925	—
Accrual for transaction costs	—	405
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$—	$6,765
Dividends accrued	143	—
Accrual of offering costs	—	302
Note 16 — Subsequent Events
On April 24, 2009, ISI and each of the holders of the PDI Promissory Notes entered into an amendment to correct a ministerial error whereby the maturity date as defined in each PDI Promissory Note did not accurately correspond with the business understanding of the parties and the payments being made under the repayment schedule. This ministerial error does not have any impact on our prior financial reports.
On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37th Street, New York, NY (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656. In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, NY whereby Argyle had paid Sec-Tec an aggregate of $185,000 per year. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.

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
Overview
Argyle Security, Inc. (formerly Argyle Security Acquisition Corporation) (“Argyle”) was incorporated in Delaware in June 2005 to acquire, through merger, capital stock exchange, asset acquisition, or other similar business combination, a business in the security industry. Argyle completed its initial public offering in January 2006. On July 31, 2007, Argyle consummated its initial acquisition through the acquisition of 100.0% of the outstanding capital stock of ISI Security Group, Inc. (f/k/a ISI Detention Contracting Group, Inc., referred to herein as “ISI”) and its subsidiaries. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. When used herein, “Argyle”, the “Company”, “we”, “us”, “our”, refers to the pre-acquisition company until July 31, 2007 and the post-acquisition company after July 31, 2007.
Argyle is a comprehensive security solutions provider to our diverse customer base because it addresses the majority of their physical electronic security requirements. Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is generally performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.
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
Argyle Corrections consists of all of our businesses in the corrections sector, including Metroplex Control Systems, Inc. (“MCS”), ISI-Detention, as well as Com-Tec and PDI. Com-Tec and PDI were acquired in January 2008. Argyle Corrections includes:
•	MCS (also referred to as MCS-Detention), which designs, engineers, supplies, installs and maintains complex, customized physical and software security solutions, access control, video and electronic security control system solutions at correctional and government facilities;
•	ISI-Detention, which designs, engineers, supplies, installs and maintains a full array of detention systems and equipment, targeting correctional facilities throughout the United States;
•	PDI, which is a full-service, turnkey solutions provider that manufactures high-security metal barriers, high-security observation window systems, detention furniture and accessories; and
•	Com-Tec, which is an industry leader in the custom design and manufacture of electronic security and communications systems at federal, state and private correctional facilities, city and county jails and police stations.

Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial, industrial and governmental facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices in Texas and Colorado. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Its security systems cover access control, video systems, intrusion detection systems, proximity and smart cards, biometric technology, photo identification (ID) printers and supplies among others. It also secures the community by levering leading edge technology through installation of intelligent perimeter security, wireless video, IP video and intelligent video surveillance. Its industry-leading fire detection systems include QuickStart, EST2 & EST3, integrated life support systems, control panels, detectors, and audible and visible signals. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government. In November 2008, Argyle Commercial Security was awarded a supply contract through the U.S. General Services Administration (“GSA”) to provide integrated security solutions and products to the various departments in the United States federal government and any other entity that purchases off the GSA contract. These solutions and products consist of Access Control, Video, Perimeter Security and ID Credentials that have been very successful in the commercial marketplace, and now will be available to all governmental entities with access to the GSA contracts.
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
Percentage-of-Completion Estimates — Other than for PDI, our business units each uses percentage-of-completion accounting to determine revenue and gross margin earned on projects. Estimating the percentage-of-completion on a project is a critical estimate used when budgeting for its projects. This estimate is determined as follows:
•	The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor and labor.
•	As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.
•	The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.
•	On a monthly basis, management, along with project managers who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost-to-complete estimate calculated by the management and the project managers differ, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases the percentage complete on the project.
•	Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. We recognize revenues on signed letters of intent, contracts and change orders. We generally recognize revenues on unsigned change orders where it has written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage-of-completion.
These estimates of project percentage-of-completion of a project determine the amounts of revenues and gross margin that are earned to date on a project. For example, if a contract is $100,000 with a 20.0% gross margin of $20,000, then a project that is estimated to be 50.0% complete accrues $50,000 in revenues and $10,000 in gross margin. If the percentage completed is adjusted to 25.0%, then the revenues on the contact would be $25,000, and the earned gross margin would be $5,000. These estimates would be changed in the current month, and the actual accrual of the revenues and gross margin earned on this project would be reduced in the current month.

During the three months ended March 31, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,300 active construction contracts in the Company’s Work-in-Process. Changes in cost estimates come as the result of customer-ordered change orders, changes in material or labor costs and issues associated with managing the projects. As a result of the review the cost estimates for the in-process construction contracts (that existed as of quarter ended March 31, 2009) increased by a net $1.7 million in quarter ended March 31, 2009. Of the aforementioned net estimated cost increases of $1.7 million, 11 contracts had cost estimate changes of approximately $100,000 or greater resulting in $1.6 million. Eight of the total 11 of the contracts with changes greater than $100,000 resulted in cost estimate increases totaling $2.0 million while three contracts had estimated cost decreases totaling $400,000. Approximately 1,260 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $2,000.
Another effect of the change in the estimated costs and percentage complete is that it changes the percentage of Gross Margin earned. For example, in the aforementioned project, if the estimated costs changed to 90.0% from 80.0% because of projected cost overruns, this would then reduce the gross margin percentage to 10.0% from 20.0%. Management attempts to recognize losses (overruns of cost estimates) as soon as they can be quantified. Management attempts to recognize gains (under-runs of cost estimates) when they can be quantified and are certain.
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
Revenue Recognition for Shipped Products — Revenues are recognized by PDI when the product is shipped to the customer in accordance with the contractual shipping terms. In almost all cases, the shipping of products to PDI’s customers is FOB Origin, whereby title passes to the purchaser when the product leaves the PDI premises under the bail of a common carrier. In only rare instances (less than 2.0% of all shipments), are products shipped to PDI customers as FOB Destination, whereby title passes to the purchaser when the product reaches the destination. When delivery to the customer’s delivery site has occurred, the customer takes title and assumes the risks and rewards of ownership.
Service Sales — Service revenues are recognized when the services have been delivered to and accepted by the customer. These are generally short-term projects which are evidenced by signed service agreements or customer work orders or purchase orders. These sales agreements/customer orders generally provide for billing to customers based on time at quoted hourly or project rates, plus costs of materials and supplies furnished by the Company.
IBNR Estimates for Health Insurance — On a quarterly basis, Argyle estimates its health insurance cost, for its self-insured employee base at the acquired companies, ISI, PDI and Com-Tec, based upon expected health insurance claims for the current year. The insurance company which provides both the stop-loss and total aggregate insurance coverage also provides the average or expected and maximum claims for each class. The average and maximum claims are based on our demographics and prior claim history. Argyle uses the average claims history for the trailing the 12 months as its basis for accruing health care cost.
Sales and Use Taxes — The Company collects and remits taxes on behalf of various state and local tax authorities. For the quarter ended March 31, 2009, the Company collected $334,000 and remitted $420,000 in taxes. Sales and use taxes are reflected in the general and administrative expenses.
Deferred Income Taxes — Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for tax purposes. Valuation allowances are provided against the deferred tax asset amounts when the realization is uncertain.
Allowance for Doubtful Accounts — Argyle provides an allowance for bad debt through an analysis in which the bad debts that had been written off over previous periods are compared on a percentage basis to the aggregate sales for the same periods. The resulting percentage is applied to the year-to-date sales and a monthly reserve is accrued accordingly. Additionally, management analyzes specific customer accounts receivable for any potentially uncollectible accounts and will add such accounts to the reserve or write them off if warranted, after considering lien and bond rights, and then considers the adequacy of the remaining unallocated reserve compared to the remaining accounts receivable balance (net of specific doubtful accounts).

Impairment of Long-lived Intangible Assets — Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. Impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.
Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.
We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last two fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. The Company’s discount rate, the Weighted Average Cost of Capital (“WACC”) and the growth rates assumed for revenues have not changed significantly in the last two planning cycles given the last two years of operations. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
Goodwill — Represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise. Our annual impairment review requires extensive use of accounting judgment and financial estimates. The analysis of potential impairment of goodwill requires a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment, and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
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
The Company identified its reporting units under the guidance of SFAS 142 Goodwill and Other Intangible Assets (FAS 142) and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting units are ISI-Detention, MCS-Detention, PDI, Com-Tec (which comprise the Argyle Corrections business segment), and MCS-Commercial which comprises the Argyle Commercial Security business segment.
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
Non Cash Compensation Expense — On January 1, 2006, Argyle adopted SFAS No. 123 (revised 2004), Share Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
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

Explanatory Note Relating to Pro Forma Financial Information
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma and adjusted pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We have concluded that because, other than Com-Tec which acquisition was effective on January 31, 2008, all acquired companies were included in the three month period ended March 31, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three months ended March 31, 2008.
Non-GAAP Presentation
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
Below is a reconciliation of GAAP Net Income (Loss) to EBITDA. The presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.
Reconciliation of GAAP Net Income (Loss) to EBITDA
(unaudited)
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
GAAP net income (loss)	$(231)	$(734)
Interest, net	858	773
Depreciation	464	490
Amortization	451	1,731
Taxes, net	148	(417)

EBITDA	$1,690	$1,843

Weighted average common shares outstanding — basic	6,019,495	5,749,342

Weighted average common shares outstanding — diluted	6,019,495	5,749,342

Below is a table of revenues, cost of revenues and gross margins for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues and contract revenues — related party	$18,352	$7,834	$26,186	$28,205	$5,598	$33,803	(34.9%)	39.9%	(22.5%)
Manufacturing revenues	1,901	—	1,901	1,518	—	1,518	25.2%	0.0%	25.2%
Service and other revenues	1,620	2,037	3,657	316	1,960	2,276	412.7%	3.9%	60.7%

Total net revenues	$21,873	$9,871	$31,744	$30,039	$7,558	$37,597	(27.2%)	30.6%	(15.6%)

% of total	68.9%	31.1%		79.9%	20.1%
Cost of revenues
Contract costs and contract costs — related party	$15,217	$6,115	$21,332	$22,897	$4,445	$27,342	(33.5%)	37.6%	(22.0%)
Manufacturing costs	1,258	—	1,258	690	—	690	82.3%	0.0%	82.3%
Service and other costs	1,046	1,451	2,497	1,398	1,763	3,161	(25.2%)	(17.7%)	(21.0%)

Total cost of revenues	$17,521	$7,566	$25,087	$24,985	$6,208	$31,193	(29.9%)	21.9%	(19.6%)

Gross margin
Contract margins and contract margins — related party	$3,135	$1,719	$4,854	$5,308	$1,153	$6,461	(40.9%)	49.1%	(24.9%)
Manufacturing margins	$643	$—	$643	$828	$—	$828	(22.3%)	0.0%	(22.3%)
Service and other margins	574	586	1,160	(1,082)	197	(885)	153.0%	197.5%	(231.1%)

Total gross margin	$4,352	$2,305	$6,657	$5,054	$1,350	$6,404	(13.9%)	70.7%	4.0%

Gross margin percentage
Contract revenues and contract revenues — related party	17.1%	21.9%	18.5%	18.8%	20.6%	19.1%	(9.0%)	6.3%	(3.1%)
Manufacturing margins	33.8%	0.0%	33.8%	54.5%	0.0%	54.5%	(38.0%)	0.0%	(38.0%)
Service and other revenues	35.4%	28.8%	31.7%	(342.4%)	10.1%	(38.9%)	110.3%	185.1%	(181.5%)

Total gross margin percentage	19.9%	23.4%	21.0%	16.8%	17.9%	17.0%	18.5%	30.7%	23.5%

Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table sets forth, for the three months ended March 31, 2009 and 2008, certain operating information expressed in U.S. dollars (in thousands):

	Three Months		Three Months		Year to Year
	March 31, 2009		March 31, 2008		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Contract revenues	$25,326	79.8%	$26,860	71.4%	$(1,534)	(5.7%)
Contract revenues — related party	860	2.7%	6,943	18.5%	(6,083)	(87.6%)
Manufacturing revenues	1,901	6.0%	1,518	4.0%	383	25.2%
Service and other revenues	3,657	11.5%	2,276	6.1%	1,381	60.7%

Total revenues	$31,744	100.0%	$37,597	100.0%	$(5,853)	(15.6%)

Cost of Revenues:
Contract costs	$21,332	67.2%	$27,342	72.7%	$(6,010)	(22.0%)
Manufacturing costs	1,258	4.0%	690	1.8%	568	82.3%
Service and other costs, including amortization of intangibles	2,497	7.9%	3,161	8.4%	(664)	(21.0%)

Cost of revenues	$25,087	79.0%	$31,193	83.0%	$(6,106)	(19.6%)

Gross profit	$6,657	21.0%	$6,404	17.0%	$253	4.0%

Total operating expenses	$5,882	18.5%	$6,782	18.0%	$(900)	(13.3%)

Other income (expense):
Interest income	$25	0.1%	$26	0.1%	$(1)	(3.8%)
Interest expense	(883)	(2.8%)	(799)	(2.1%)	(84)	10.5%

Total other income (expense)	$(858)	(2.7%)	$(773)	(2.1%)	$(85)	11.0%

Net income (loss)	$(231)	(0.7%)	$(734)	(2.0%)	$503	(68.5%)

EBITDA	$1,690	5.3%	$1,843	4.9%	$(153)	(8.3%)

Revenues
More than 92.0% of our revenues are generated by fixed-price contracts (both “hard-bid” and design-build contracts). The success of a fixed-price contract is based in large part upon the quality of the process utilized when estimating the costs that will be incurred in performing the contract. The larger the project and the longer the term of completion of the contract, the greater the number of variable factors there are to be considered and evaluated in estimating costs. A successful estimating process requires substantial experience and judgment. Management is aware of the significant need for experienced and qualified estimating personnel and regularly monitors the estimating process and its results.
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

Typically, new bookings will result in revenues within three to six months due to the incubation period for construction projects. Despite an increase in market share, shortfalls in anticipated new sales bookings in the second half of 2008 has caused a negative impact on revenue in the first three months of 2009. We have also seen a decrease in new bookings in the first quarter of 2009 compared to the same period in 2008. This shortfall was primarily due to a slowdown in the activity of larger private prison developers. The slowdown has been primarily caused by the turbulent and uncertain economy, which is reducing availability of financing and state and municipal tax revenues. We have, however, seen that the number of new projects for smaller, boutique private prison operators has increased and that the volume of pending work (which is quoted work, waiting on a customer’s final decision to buy) for these projects has increased over the past few months. We believe that the projects involving larger private prison operators and state and federal-run prisons will likely continue to be slower given the current deterioration in the state of the general economy. Any decrease in the number and amount of new bookings or lower margins to be realized from newly booked projects will not likely have a material effect on revenues until 2010.
We had revenues of $31.7 million (including related party revenues of $0.9 million) and $37.6 million (including related party revenues of $6.9 million) for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $5.9 million or 15.6%. In 2008, Argyle Corrections saw significant revenue growth due to an increase in the number of projects booked during 2007 when the U.S. economy was more robust. During 2008, the number of projects booked was lower because of the overall slowdown of the U.S. economy and a more challenging debt-financing market for larger private prison developers. The revenue mix was 82.5% contract revenues and 17.5% manufacturing, service and other revenues for the three months ended March 31, 2009 compared to 89.9% and 10.1%, respectively, for the corresponding period in 2008. Manufacturing revenues, included in service and other revenues represented 6.0% of total revenues in 2009 and 4.0% in 2008.
Year-over-year service and other revenues increased by $1.4 million, or 61%, to $3.7 million for the three months ended March 31, 2009 versus the same period in 2008. This increase was largely attributable to one particular service job performed by ISI Detention, involving a major retrofit of an existing facility following a prison riot, which generated aggregate time and material billings of $1.1 million. Other business units also experienced more modest increases in their service revenues in the quarter over 2008.
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
Cost of Revenues
Cost of revenues consists of the direct costs to complete a fixed-price contract (both “hard bid” and design build contracts) and includes variable costs related to the project, such as material, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, and truck expenses utilized on those projects. Additionally, the amortization of acquired backlog has been included in our cost of revenues. Further, we also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.
Cost of revenues decreased by $6.1 million, or 19.6%, to $25.1 million for the three months ended March 31, 2009, compared to $31.2 million for the corresponding period in 2008. The decrease in cost of revenues resulted from working on fewer projects in the first three months of 2009 than in 2008. Argyle Corrections continued to see its costs of revenues impacted by cost overruns associated with completing several existing projects, including a single ongoing project that had cost overruns of approximately $4.3 million (of which $0.9 million was recognized in the first quarter) through March 31, 2009. While all quantifiable jobs costs are included in determining our cost of revenues as they are identified by management, we expect that as the existing projects with cost overruns near completion, Argyle Corrections will likely continue to incur additional labor and equipment costs to ensure timely completion in accordance with the project specifications. Additionally, we did not have a system in place at MCS-Detention that prevented overselling to potential customers based on our capacity to perform their work. In order to meet customer expectations, excessive overtime, unreimbursed project costs and additional manpower was required to meet tight delivery deadlines, which added unexpected costs to certain projects.

Gross Margin
For the three months ended March 31, 2009, we generated gross profit of $6.7 million, a $253,000 increase over our gross profit of $6.4 million for the corresponding period in 2008. Our gross profit percentage for the three months ended March 31, 2009 increased to 21.0% from 17.0% for the corresponding period in 2008. However, as discussed previously, our gross margins in the first quarter of 2008 included $1.3 million of amortization expense compared with only $110,000 in the first quarter of 2009. Excluding amortization, our gross margin percentage improved by 1% from the first quarter of 2008 to the first quarter of 2009. We have continued to experience gross margin erosion as a result of cost overruns on existing projects, however the impact of such cost overruns on our margins is decreasing as we expected. Additionally, we believe that our gross margin percentage should improve in subsequent quarters of 2009 as overrun jobs are completed and due to the implementation of operational controls on newer jobs. We believe the early financial results from projects which began under the supervision of new management indicate that effect of management oversight and our new operational controls have been successful in enabling us to achieve our targeted gross margin percentage on such projects.
Operating Expenses
Operating expenses decreased to $5.9 million for the three months ended March 31, 2009, compared to $6.8 million for the corresponding period in 2008. Absent non-cash charges, operating expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include bad debt expenses, fees for professional services and other administrative expenses, as well as amortization of intangible assets. To reduce operating expenses, we have implemented cost reduction initiatives to reduce overhead and discretionary spending. As a result, general and administrative expenses and professional fees have been reduced to $1.2 million from $1.6 million for the three months ended March 31, 2009 and 2008. In addition, we have entered into a new arrangement with regard to our offices in New York, which is expected to additionally reduce expenses in the future.
We had $145,000 in non-cash compensation expenses resulting from SFAS 123(R) related to restricted stock grants to our officers and directors and employee stock options. Such amount was included in the operating expenses for the quarter ended March 31, 2009, compared to $0.6 million for the same period in 2008. The amortization of customer base and software is included in operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest during the quarter ended March 31, 2008.
Other Income / Expense
Interest expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the three months ended March 31, 2009 was $0.9 million, compared to expense of $0.8 million for the corresponding period in 2008. Interest income for the three months ended March 31, 2009 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.
Net Income / (Loss)
For the three months ended March 31, 2009, we had net loss of $231,000, compared to net loss of $0.7 million for the corresponding period in 2008.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
EBITDA decreased by $153,000 to $1.7 million in the three months ended March 31, 2009, compared to $1.8 million in the corresponding period in 2008. The EBITDA Margin increased to 5.3% from 4.9% in the corresponding period in 2008. The March 31, 2009 EBITDA includes $145,000 in Non-Cash Compensation Expense related to restricted stock grants and employee stock options for that period compared to $0.6 million for the same period in 2008.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital (including premiums, fees and letters of credit incurred in connection with bid and performance bonds), the purchase of materials for projects and the purchase of vehicles and related equipment. The nature of our business and operations as a security solutions provider causes cash flow from operations to be highly volatile. Historically, we financed our working capital requirements through a combination of internally generated cash, utilizing our line-of-credit facilities and through the sale of equity. Argyle’s large security contracts can produce or consume cash. The production or consumption of cash is dependent on factors inherent to the construction industry, including billing and payment terms of the contracts.
Following the closing of a new loan facility on October 3, 2008 and subsequent amendment on January 8, 2009, we had in place an $18.6 million credit facility, whereby ISI is the borrower, to allow it to manage its working capital and project bonding requirements, subject to borrowing capacity based on certain financial covenants.

Net cash resulting from operating activities for the three months ended March 31, 2009 amounted to $3.0 compared to net cash (used in) operations of ($2.9) million for the same period in 2008. The $6.0 million improvement in cash flow from operating activities for the three months ended 2009 compared to 2008 was atributable to a $0.5 million lower net loss and $5.2 million in positive cash flow relating to working capital accounts such as collection of outstanding accounts receivable and management of accounts payable that resulted from improved management of collections and disbursements.
Net cash (used in) investing activities for the three months ended March 31, 2009 amounted to ($291,000) compared to ($6.3) million for the same period in 2008. The reduction in investing activities was attributed to acquisition related activities in the first quarter of 2008 which amounted to ($5.5) million versus $0 for the same period in 2009 and a $490,000 reduction in purchases of property and equipment from first quarter of 2009 versus the same period in 2008.
Net cash (used in) financing activities was ($4.5) million during the three months ended March 31, 2009 compared to net cash provided by financing activities of $8.1 million for the same period in 2008. The $12.6 net increase of cash (used in) financing activities was largely attributable to net reduction of $7.6 million of senior and subordinated debt, $5.1 million of subordinated debt originated in the first quarter 2008 whereas we had none in 2009, $2.5 million increase in restricted cash and $2.7 of net proceeds from the sale of newly created preferred stock in the first quarter of 2009.
At March 31, 2009, we had current assets of $57.0 million and current liabilities of $29.3 million, resulting in a working capital surplus of approximately $27.7 million, compared to a surplus of $22.6 million at December 31, 2008.
As of March 31, 2009, we had $14.4 million in cash and cash equivalents, including $5.0 million of restricted cash which is invested in a certificate of deposit earning interest of 2.5% per year and $4.9 million of cash which is deposited in Certificate of Deposit Account Registry Service (CDARS) earning interest at a variable rate of return. The remaining $4.5 million is deposited in several non-interest bearing operating bank accounts. The Company believes that it has enough cash available and expects to have enough income from operations to operate for at least the next 12 months.
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
Net proceeds from the sale of our units, after deducting certain offering expenses of approximately $2.4 million (including underwriting discounts of approximately $1.8 million) were approximately $28.2 million. Approximately $27.3 million of the proceeds from our Public Offering and the Private Placement, each occurring prior to the acquisition of ISI, were placed in a trust account for our benefit. Except for $0.6 million in interest that was earned on the funds contained in the trust account and that was released to Argyle to be used as working capital, and the amounts released to Argyle for the payment of taxes, Argyle was not able to access the amounts held in the trust until we consummated the business combination with ISI.
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
Long-Term Debt
Notes payable and Long-Term Debt consist of the following (in thousands):

	March 31,	December 31,
Collateral	2009	2008
Notes payable:
Vehicles and equipment	$377	$418
Unsecured debt — related party	11,508	11,393
Unsecured convertible debt — stockholders	—	1,925
Seller notes	5,533	6,106
Line of credit and senior term debt	9,000	12,951

	$26,418	$32,793
Less — current maturities	3,807	3,235

Long term debt	$22,611	$29,558

Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 8.9% and 9.4% at March 31, 2009 and March 31, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1 million.
Unsecured Debt — Related Parties
On January 2, 2008 an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2012. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. As of March 31, 2009, ISI was in compliance or had received a waiver of non-compliance with all covenants. ISI expects to be in compliance with the modified covenants for the next year.
On September 30, 2008, Argyle provided an unsecured, subordinated loan of $2 million to ISI. The term of the loan was one month with the payment of all outstanding principal and accrued and unpaid interest due on October 31, 2008. The rate of interest was 6.0% per annum. The loan was repaid in full on October 3, 2008.
On October 28, 2008, the Board approved Argyle’s providing guarantees to ISI and its subsidiaries as an alternative to bonding, in an aggregate amount of up to $15.0 million, in order to allow us the ability to bid projects without obtaining bonding.
Unsecured Convertible Debt — Stockholders
In April 2007, our officers and directors, an affiliate of our Executive Chairman and Chief Executive Officer, and certain of our consultants, pursuant to a note and warrant acquisition agreement, loaned us an aggregate of $300,000 and, in exchange, received promissory notes in the aggregate principal amount of $300,000 and warrants to purchase an aggregate of up to 37,500 shares of common stock. The warrants are exercisable at $5.50 per share of common stock and expire on January 24, 2011. The warrants also may be exercised on a net-share basis by the holders of the warrants. We have estimated, based upon a Black-Scholes model, that the fair value of the warrants on the date of issue was approximately $2.48 per warrant (a total value of approximately $93,000, using an expected life of two years, volatility of 2.39% and a risk-free rate of 5.0%). However, because the warrants have a limited trading history, the volatility assumption was based on information then available to management. The promissory notes had an interest at a rate of 4.0% per year and were repayable 30 days after the consummation of a business combination. The notes and the associated accrued interest were paid in full in August 2007.
As part of the merger consideration paid to acquire ISI, we issued unsecured convertible debt to the stockholders of ISI in the amount of $1.9 million, at a rate of interest of 5.0% per annum, paid semiannually. The notes were able to be converted in whole or in part into shares of the Company’s common stock at the election of the note holder at a share price of $10.00 any time after January 1, 2008 or redeemed at the same price by the Company after January 1, 2009. On January 12, 2009, the notes were redeemed in full by the Company at $10.00 per share for an aggregate of 192,763 shares of common stock.
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes and has been paying interest payments due on the PDI Promissory Notes since December 2008, as a result of a payment blockage by ISI senior debtholder prohibiting ISI from making any payments on the notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest. The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark-to-market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $26,000 as of March 31, 2009. In April 2009, ISI and each of the holders of the PDI Promissory Notes entered into an amendment to correct a ministerial error whereby the maturity date as defined in each PDI Promissory Note did not accurately correspond with the business understanding of the parties and the payment being made under the repayment schedule. This ministerial error does not have any impact on our prior financial reports.

In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7.0% per year and have a maturity date of April 1, 2011. Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note and has been paying interest payments due on the Com-Tec Promissory Note since December 2008, as a result of a payment blockage by ISI senior debtholder prohibiting ISI from making any payments on the notes. Interest only payments were made for each three-month period beginning on May 2008 and August 2008; a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 became due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 became due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,290.80 as a result of adjustments made because of uncollected accounts receivable.
Collectively, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter referred to as the “Seller Notes”.
Senior Secured Credit Facility
At March 31, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.0 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 6.0% and 5.9% at March 31, 2009 and March 31, 2008, respectively.
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
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of March 31, 2009, ISI is indebted for $7.0 million in term debt and $2.0 million through the line of credit. As of March 31, 2009, ISI was in compliance with all covenants.
Aggregate maturities required on all debt at March 31, 2009 are as follows (in thousands):

Year Ending December 31:
2009 (remaining nine months)	$2,585
2010	4,959
2011	18,738
2012	66
2013	70
Thereafter	—

$26,418

Interest Rate Risk Management
We use derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. We utilize interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. We account for the interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
During the fourth quarter of 2008, we entered into a U.S. dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long term liabilities, as applicable, on its consolidated balance sheet.
At March 31, 2009, the interest rate swap (liability) had a fair value (net of taxes) of approximately $117,214, compared to $115,997 at December 31, 2008. During the quarter ended March 31, 2009, we recognized interest expense from hedging activities relating to interest rate swaps of $26,392. There were no ineffective amounts recognized during the quarter ended March 31, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in the earnings.
At March 31, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $189,973, compared to $188,001 at December 31, 2008 related to the interest rate swap. For the quarter and year ended March 31, 2009 and December 31, 2008, we did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.
Commitments
We lease office space and equipment under operating leases expiring through 2012. The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and we operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $122,000 and $32,000 for the first quarter of 2009. This lease expires in January 2013.
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
Rental expense was $342,000 and $196,000 for the quarter ended March 31, 2009 and 2008, respectively.
In August 2007, we entered into a letter of credit facility with a financial institution. The letter of credit may not exceed $500,000. The facility requires a 1.0% annual commitment fee on the unused portion of the letter of credit facility and is paid quarterly.
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
Off Balance Sheet Arrangements
Argyle does not have any off-balance sheet arrangements.

Contractual Obligations
Aggregate amounts at March 31, 2009 are as follows (in thousands):

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$26,418	$3,807	$22,491	$120	$—
Capital Lease Obligations	5,248	516	1,024	986	2,722
Operating Lease Obligations	3,502	923	1,671	835	73
Interest on Long Term Debt Obligations	9,542	2,616	4,710	2,216	—

Total	$44,710	$7,862	$29,896	$4,157	$2,795

Subsequent Events
On April 24, 2009, ISI and each of the holders of the PDI Promissory Notes entered into an amendment to correct a ministerial error whereby the maturity date as defined in each PDI Promissory Note did not accurately correspond with the business understanding of the parties and the payments being made under the repayment schedule. This ministerial error does not have any impact on our prior financial reports. Copies of the Allonges to the PDI Promissory Notes (collectively, the “Allonges”) are filed as Exhibit 10.1 and 10.2 of this Quarterly Report.
On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37th Street, New York, NY (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656. A copy of the NY Lease is filed as Exhibit 10.3 hereto. In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, NY whereby Argyle had paid Sec-Tec an aggregate of $185,000 per year. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.
The description of the Allonges and NY Lease herein does not purport to be complete and is qualified in its entirety by reference to the full text of each of the exhibits filed herewith and incorporated by this reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.
At March 31, 2009, ISI had a line of credit facility totaling $11.1 million and $10.0 million in term debt. The line of credit and term debt are secured by all of our tangible and intangible assets excluding vehicles. Interest on the line of credit is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% for the applicable period. Interest on the term debt is payable quarterly and is calculated at 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line of credit and term debt at March 31, 2009 was $9.0 million. The facility has a maturity date of October 2, 2011.
Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $211,000 based on the total credit available to Argyle.
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
Our management, under the supervision of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management, including the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller, concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, other than specifically mentioned in prior annual or quarterly reports of the Company, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
In addition to the risk factors contained in our Annual Report on Form 10-K, you should also consider the following:
A sustained decrease in new bookings may have an adverse effect on future revenues.
Typically, new bookings result in revenues within three to six months due to the incubation period for construction projects. We have seen a decrease in the number of new bookings in the first quarter of 2009 compared to the same period in 2008 primarily due to a slowdown in the activity of larger private prison developers primarily caused by the turbulent and uncertain economy, which is reducing availability of financing and state and municipal tax revenues. We believe that the projects involving larger private prison operators and state and federal-run prisons will likely continue to be slower given the current deterioration in the state of the general economy. Any decrease in the number and amount of new bookings or lower margins to be realized from newly booked projects may have a negative impact on our revenues in 2010 and beyond.
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
The holders of the Series B Preferred Shares shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by our Board of Directors, at the greater of (i) 4.0% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Shares could be converted; provided, however, that such cash dividend must be paid at the earliest any of the following occur: (A) we pay a dividend on the common stock, (B) we liquidate or there is a change in control, or (C) upon conversion of the Series B Preferred Shares, but only with respect to those Series B Preferred Shares so converted.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Allonge to Guaranteed Convertible Promissory Note (M) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.

10.2	Allonge to Guaranteed Convertible Promissory Note (L) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.

10.3	Lease Agreement dated April 30, 2009 between Park Ridge International, Inc. and Argyle Security, Inc.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32
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

ARGYLE SECURITY, INC
May 14, 2009	By:	/s/ Bob Marbut
Bob Marbut
Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ Sam Youngblood
Sam Youngblood
President and Chief Operating Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ Donald F. Neville
Donald F. Neville
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 14, 2009	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Allonge to Guaranteed Convertible Promissory Note (M) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.

10.2	Allonge to Guaranteed Convertible Promissory Note (L) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.

10.3	Lease Agreement dated April 30, 2009 between Park Ridge International, Inc. and Argyle Security, Inc.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32
Certification of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.