Form 10-Q/A
period 2009-03-31
ARGYLE SECURITY, INC.
filed 2009-05-19
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,267,105, shares of the Registrant’s common stock issued and outstanding as of May 15, 2009.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the “Amended Report”) solely to correct certain typographical errors relating to the description of the maturity date of the subordinated loan contained in (i) footnote no. 5 to the financial statements contained in Item 1 on page 18 and (ii) the subsection entitled “Unsecured Debt — Related Parties” in the Liquidity and Capital Resources Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 on page 43 of our Quarterly Report on Form 10-Q, filed on May 15, 2009 (the “Original Report”).
The correct statement is as follows:
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
We believe that the corrections described above and certain conforming changes made in the Amended Report, are not, individually or in the aggregate, material to our business, financial condition or results of operations.
In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1, 31.2, 31.3 and 31.4, respectively.
This Amended Report only amends the Original Report to the extent described above, and no other information in the Original Report is amended hereby. None of the items amended herein nor any other item in the Original Report has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended Report continues to describe conditions as of the date of the Original Report. Among other things, and without limiting the foregoing, forward looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, and such forward looking statements should be read in their historical context.

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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Allonge to Guaranteed Convertible Promissory Note (M) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.*

10.2	Allonge to Guaranteed Convertible Promissory Note (L) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.*

10.3	Lease Agreement dated April 30, 2009 between Park Ridge International, Inc. and Argyle Security, Inc.*

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32
Certification of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC
May 19, 2009	By:	/s/ Bob Marbut
Bob Marbut
Chief Executive Officer (Principal Executive Officer)

May 19, 2009	By:	/s/ Sam Youngblood
Sam Youngblood
President and Chief Operating Officer (Principal Executive Officer)

May 19, 2009	By:	/s/ Donald F. Neville
Donald F. Neville
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 19, 2009	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Allonge to Guaranteed Convertible Promissory Note (M) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.*

10.2	Allonge to Guaranteed Convertible Promissory Note (L) dated April 24, 2009 by and between ISI Detention Contracting Group, Inc. and Peterson Detention Inc.*

10.3	Lease Agreement dated April 30, 2009 between Park Ridge International, Inc. and Argyle Security, Inc.*

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32
Certification of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously furnished.