Form 10-Q
period 2009-06-30
ARGYLE SECURITY, INC.
filed 2009-08-13
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐ * The registrant has not yet been phased into the Interactive Data requirement.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,277,105, shares of the Registrant’s common stock issued and outstanding as of August 12, 2009.

Argyle Security, Inc. Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ARGYLE SECURITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2009	2008
	unaudited
Assets
Current assets:
Cash and cash equivalents	$10,180	$11,142
Restricted cash	5,000	2,500
Receivables:
Contract — net of allowance for doubtful accounts of $735 and $777 at June 30, 2009 December 31, 2008, respectively	20,559	28,815
Contract receivables — related party	2,651	4,685
Other receivables	37	335
Costs and estimated earnings in excess of billings on incomplete contracts	10,346	6,475
Intangible assets	—	184
Refundable income taxes	—	168
Inventory	1,505	2,146
Other current assets	196	385
Deferred income taxes, net	405	898

Total current assets	50,879	57,733

Property and equipment, net	8,511	9,033
Goodwill	2,844	2,844
Intangible assets	11,430	12,111

Deposits, deferred transaction costs, and other assets	391	591

Total other assets	23,176	24,579

Total assets	$74,055	$82,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,636	$15,799
Accounts payable — related party	—	173
Billings in excess of costs and estimated earnings on incomplete contracts	5,365	7,633
Interest payable to stockholders	—	49
Current portion of capitalized lease obligations	249	239
Current portion of long-term debt	4,185	3,235

Total current liabilities	22,435	27,128

Long-Term Liabilities:

Deferred income taxes	1,346	1,577
Long-term debt — less current portion	21,493	29,558
Derivative, deferred rent and other long term liabilities (including dividends)	947	635
Long-term capitalized lease obligations — less current portion	3,262	3,389

Total long-term liabilities	27,048	35,159

Total liabilities	49,483	62,287

Stockholders’ Equity
Preferred stock of Argyle Security, Inc. — $.0001 par value; 1,000,000 shares authorized; 18,750 shares of Series A and 27,273 shares of Series B at June 30, 2009 and 18,750 shares of Series A at December 31, 2008 issued and outstanding	—	—
Common stock of Argyle Security, Inc. — $.0001 par value; 89,000,000 shares authorized; shares issued and outstanding 6,277,105 shares at June 30, 2009 and 5,969,342 shares at December 31, 2008	1	1
Additional paid in capital	55,656	50,925
Accumulated other comprehensive income (loss)	(96)	(116)
Accumulated earnings (deficit)	(30,989)	(30,785)

Total stockholders’ equity	24,572	20,025

Total liabilities and stockholders’ equity	$74,055	$82,312

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except share data)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues:
Contract revenues	$25,390	$26,572
Contract revenues — related party	—	5,282
Manufacturing revenues	1,868	1,923
Service and other revenues	3,129	2,729

Total revenues	30,387	36,506
Cost of revenues:
Contract costs	20,085	26,285
Manufacturing costs	1,122	1,158
Service and other costs, including $74 and $1,276 of amortization of intangibles in 2009 and 2008, respectively	2,199	2,999

Total cost of revenues	23,406	30,442

Gross profit	6,981	6,064
Operating expenses:
Salaries and related expense, including stock-based compensation of ($29) and $191 in 2009 and 2008, respectively	2,961	3,410
Professional fees and outside services	546	638
General and administrative expenses	1,287	1,671
Depreciation	436	598
Amortization of intangible assets	340	426

Total operating expenses	5,570	6,743
Operating income (loss)	1,411	(679)
Other income (expense):
Interest income	6	52
Interest expense	(820)	(854)

Total other income (expense)	(814)	(802)

Income (loss) before provision for income taxes	597	(1,481)
(Benefit) Provision for income taxes	282	(461)

Net income (loss)	315	(1,020)

Dividends on redeemable preferred stock	(145)	(86)

Net income (loss) allocable to holders of common stock	$170	$(1,106)

Weighted-average number of shares of common stock outstanding
Basic	6,038,772	5,799,342

Diluted	6,270,292	5,799,342

Net income (loss) per share allocable to holders of common stock
Basic	$0.02	$(0.19)

Diluted	$0.02	$(0.19)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except share data)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Revenues:
Contract revenues	$50,716	$53,432
Contract revenues — related party	860	12,225
Manufacturing revenues	3,769	3,441
Service and other revenues	6,786	5,005

Total revenues	62,131	74,103
Cost of revenues:
Contract costs	41,417	53,627
Manufacturing costs	2,380	1,848
Service and other costs, including $184 and $2,529 of amortization of intangibles in 2009 and 2008, respectively	4,696	6,159

Total cost of revenues	48,493	61,634

Gross profit	13,638	12,469
Operating expenses:
Salaries and related expense, including stock-based compensation of $116 and $749 in 2009 and 2008, respectively	5,971	6,779
Professional fees and outside services	1,426	1,583
General and administrative expenses	2,513	3,259
Depreciation	861	1,057
Amortization of intangible assets	681	847

Total operating expenses	11,452	13,525
Operating income (loss)	2,186	(1,056)
Other income (expense):
Interest income	31	78
Interest expense	(1,703)	(1,653)

Total other income (expense)	(1,672)	(1,575)

Income (loss) before provision for income taxes	514	(2,631)
(Benefit) Provision for income taxes	430	(877)

Net income (loss)	84	(1,754)

Dividends on redeemable preferred stock	(288)	(86)

Net income (loss) allocable to holders of common stock	$(204)	$(1,840)

Weighted-average number of shares of common stock outstanding
Basic	6,029,187	5,795,221

Diluted	6,029,187	5,795,221

Net income (loss) per share allocable to holders of common stock
Basic	$(0.03)	$(0.32)

Diluted	$(0.03)	$(0.32)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2008 THROUGH JUNE 30, 2009
(unaudited)
(in thousands except share data)

						Accumulated
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Earnings /	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	5,969,342	$1	18,750	$0	$50,925	$(116)	$(30,785)	$20,025

Net income (loss)	—	—	—	—	—	—	84	84
Deferred gain / (loss) on hedging activities, net of taxes	—	—	—	—	—	20	—	20
ISI seller note conversion	192,763	—	—	—	1,928	—	—	1,928
Stock-based compensation	145,000	—	—	—	116	—	—	116
Forfeiture of stock-based compensation	(30,000)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	27,273	0	2,687	—	—	2,687
Dividends on preferred stock	—	—	—	—	—	—	(288)	(288)

Balance at June 30, 2009	6,277,105	$1	46,023	$0	$55,656	$(96)	$(30,989)	$24,572

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$84	$(1,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities Stock-based compensation	116	749
Amortization	865	3,376
Depreciation	944	1,114
Gain (loss) on disposal of asset	8	—
Deferred interest on Merit debt	233	—
Decrease (increase) in contract receivables	8,256	(10,210)
Decrease (increase) in related party contract receivables	2,034	43
Decrease (increase) in related party receivables	298	9
Decrease (increase) in costs and estimated earnings in excess of billings	(3,871)	1,687
Decrease (increase) in other assets	781	(76)
Increase (decrease) in accounts payable and accrued expenses	(3,028)	(660)
Increase (decrease) in other long-term liabilities	41	64
Increase (decrease) in deferred income taxes and refundable taxes	430	(963)
Increase (decrease) in billings in excess of costs and estimated earnings	(2,268)	4,022

Net cash provided by (used in) operating activities	$4,923	$(2,599)

Cash flows from investing activities:
Acquisition of PDI, Com-Tec, and Fire Quest in 2008, net of cash acquired	—	(5,264)
Purchase of property and equipment	(431)	(1,679)
Transaction costs	—	(329)

Net cash provided by (used in) investing activities	$(431)	$(7,272)

Cash flows from financing activities:
Issuance of preferred stock	3,000	15,000
Restricted cash	(2,500)	(2,505)
Offering costs and financing costs	(414)	(1,452)
Repayment on borrowings	(12,918)	(23,097)
Proceeds from borrowings	7,495	27,271
Proceeds from notes payable	—	5,000
Payments on capital lease obligations	(117)	(64)

Net cash provided by (used in) financing activities	$(5,454)	$20,153

Net increase (decrease) in cash and cash equivalents	$(962)	$10,282
Cash and cash equivalents at beginning of year	11,142	3,556

Cash and cash equivalents at end of period	$10,180	$13,838

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
Argyle is a comprehensive security solutions provider to its diverse customer base because it addresses the majority of their physical electronic security requirements. Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.
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
The unaudited consolidated financial statements of Argyle, as of June 30, 2009 and 2008, include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 1 — Basis of Presentation (continued)
On June 15, 2009, the Company and MML Capital Partners LLC, in its capacity as advisor to, and on behalf of, Mezzanine Management Fund IV ‘A’ L.P. and Mezzanine Management Fund Coinvest A L.P. (collectively “MML”) entered into a non-binding letter of intent (the “LOI”) to enter into a transaction whereby an entity controlled by MML (the “Acquiring Company”) would merge its wholly-owned subsidiary into the Company, resulting in the Company becoming a wholly-owned subsidiary of the Acquiring Company. Pursuant to the merger, existing stockholders and unitholders of the Company would receive $2.00 per share or unit, as applicable, in cash. It is anticipated that certain members of the Company’s continuing management team and certain creditors may rollover their shares of Company common stock for common stock of the Acquiring Company based on the $2 per share price.
The Company’s Board of Directors (the “Board”) appointed a special committee (the “Special Committee”) composed solely of independent directors to consider the proposal and recommend it to the Board for approval. The special committee has engaged Houlihan Lokey, as its independent financial advisor, to assist it with its assessment of MML’s offer.
The Company had received an original conditional offer from MML on May 19, 2009. Following negotiations the Special Committee recommended that the Board authorize the Company to enter into the LOI. Based on the recommendation of the Special Committee, the Board voted to approve the Company entering into the LOI.
Pursuant to the LOI, MML was granted an exclusivity period expiring on the earlier of the execution of a definitive agreement or 45 days after June 15, 2009 (the “Exclusivity Period”) in which to complete its confirmatory due diligence and execute definitive documentation with the Company. Notwithstanding the expiration of the Exclusivity Period, the Company and MML continue to be engaged in non-binding negotiations involving a proposed transaction.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 1 — Basis of Presentation (continued)
Pro Forma Results of Operations
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We have concluded that because, other than Com-Tec, which acquisition was effective on January 31, 2008, all acquired companies were included in the three month period ended March 31, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three and six months ended June 30, 2008.
The pro forma results of operations for the Company for the three and six months ended June 30, 2009 and 2008 are as if the acquisition of Com-Tec occurred on January 1, 2008. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2009 and 2008 and (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008. There was no difference between the GAAP and the pro forma statement of operations from the three and six months ended June 30, 2009 and only minor differences (revenues of $1.7 million or 4.6% and $14,000 in net income (loss) or 1.9%) between GAAP and the pro forma statement of operations for the same period in 2008.
Pro Forma Consolidated Statement of Operations Data
(unaudited)
(in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Total revenues	30,387	36,506	62,131	75,821

Net income (loss) allocable to holders of common stock	$170	$(1,106)	$(204)	$(1,855)

Weighted-average number of shares of common stock outstanding
Basic	6,038,772	5,799,342	6,029,187	5,795,221

Diluted	6,270,292	5,799,342	6,029,187	5,795,221

Net income (loss) per share allocable to holders of common stock
Basic	$0.02	$(0.19)	$(0.03)	$(0.32)

Diluted	$0.02	$(0.19)	$(0.03)	$(0.32)

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.
Restricted Cash
Represents bank and certificates of deposit required by the Company’s letter of credit agreements.
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
The amount recognized for bad debt expense (recovery) for the three months ended June 30, 2009 and 2008 was ($4,000) and $143,000, respectively, and for the six month ended June 30, 2009 and 2008 was $44,000 and $288,000, respectively, and is reflected in the general and administrative expenses in the unaudited statement of operations.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Construction Contracts (continued)
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
The Company incurred $75,000 and $217,000 in shipping and handling costs which are reflected in the service and other costs in the Statement of Operations for the three and six months ended June 30, 2009.
Inventory
Inventory is valued at the lower of cost or market and consists of raw materials, work in process (WIP) and finished goods. Costs of inventory are determined using the average cost method for all of the business units. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec and PDI acquisitions has been stated at fair value at the date of acquisition during the first quarter of fiscal year 2008. The Company performs quarterly review of its inventory holdings to determine appropriate reserves for obsolescence. At June 30, 2009 and December 31, 2008, the Company’s inventory balance (net of reserves) was $1.5 million and $2.1 million, respectively.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
We have elected to make the first day of the third quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization. There were no such events that occurred prior to July 1, 2009 and therefore the Company will perform the annual impairment assessment for the 3rd quarter financial statements.
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
JUNE 30, 2009
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
Warranty Reserve
The Company warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years. A provision for estimated future costs related to warranty expense is recorded when products are sold. Management estimates the provision based primarily on historical warranty claim experience. As of June 30, 2009, the warranty reserve was $175,000 and is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.
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
The recorded fair value of financial instruments (Level 2) includes the interest rate swap which is discussed in more detail in Note 5. The carrying value of the revolving line of credit (Level 2) which is discussed in more detail in Note 5 approximates fair value due to its variable interest rate. The recorded value of the long-term debt (Level 2) which is discussed in more detail in Note 5 approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.
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
Sales and Use Taxes
The Company collects and remits taxes on behalf of various state and local tax authorities. For the three and six months ended June 30, 2009, the Company collected $215,000 and $549,000, respectively and remitted $244,000 and $664,000, respectively, in taxes. Sales and use taxes are reflected in the general and administrative expenses on a net basis.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Reclassifications
Prior-year balances have been reclassified to conform to current-year presentation. The statement of operations includes a reclassification of manufacturing revenues and manufacturing cost of revenues that were previously included with service and other revenues and service and other cost of revenues.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166). FAS 166 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), removing the concept of a qualifying special-purpose entity and the exception from applying FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 amends FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)), to require a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009, and the Company will perform subsequent events review through the date of each filing. The Company has disclosed all material subsequent events (see Note 16) that occurred between July 1, 2009 and through August 13, 2009 in this Form 10-Q.
In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. These staff positions require enhanced disclosures on financial instruments and have increased quarterly disclosures but did not have an impact on our financial position and results of operations.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Although estimating is a continuous and normal process for companies in the construction industry, material revisions in estimates of the percentage of completion require disclosure under FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS No 154”). The effect on income from continuing operations, net income and any related per-share amounts of the current period shall be disclosed for a change in estimate that affects future periods. Additionally, the Statement requires that, if a change in estimate does not have a material effect in the period of change but is reasonably certain to have a material effect in later periods; a description of that change in estimate shall be disclosed whenever the financial statements of the period of change are presented.
During the three and six months ended June 30, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,410 active contracts in the Company’s Work-in-Process. Changes in cost estimates came as the result of changes in material or labor costs and issues associated with managing the projects. As a result of the review, the cost estimates for the in-process construction contracts (that existed as of June 30, 2009) increased by a net $1.8 million in quarter ended June 30, 2009. Of the aforementioned net estimated cost increases of $1.8 million, 19 contracts with cost estimate changes of approximately $100,000 or greater resulting in $1.8 million or 98.4% of the total net increases. Ten of the total 19 of the contracts with changes greater than $100,000 resulted in cost estimate increases totaling $3.5 million while nine contracts had estimated cost decreases totaling $1.7 million. Approximately 1,390 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $31,000 or 1.6% of the total net increases.
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
Loss contingencies that are considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. As of June 30, 2009, the Company did not have any loss contingencies requiring disclosures or accruals.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of contract receivables. During the three and six months ended June 30, 2009, revenues from our top three customers (all from Argyle Corrections) represented 38.0% and 30.0% of total Company revenues, respectively. During the three and six months ended June 30, 2009, the Company had revenues from our top two customers (all from Argyle Corrections), which represented 32.1% and 25.8% of total Company revenues, respectively. These concentrations are up from the quarter ended March 31, 2009 and the year ended December 31, 2008, when the top three customers represented 29.4% and 27.0% of total Company revenues, respectively. See Related-Party Transactions footnote (see Note 13) for discussion of transactions with ISI*MCS, Ltd.
Net Income / (Loss) Per Share
Net income/(loss) per share (basic) is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share , by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Our convertible preferred stock is considered a participating security, because the preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share, using the two-class method in accordance with EITF No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 . Net income/(loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the “treasury stock” method for options and warrants and the “if converted” method for convertible preferred stock and convertible debt, to the extent the effect of the converted portion on EPS is dilutive.
As of June 30, 2009, the Company had granted 335,000 shares of restricted stock, of which 100,000 shares were vested.
As of the quarters ended June 30, 2009 and 2008 the shares used to calculate earnings per share are shown below.

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding — basic	6,038,772	5,799,342	6,029,187	5,795,221
Effect of convertible securities	231,520	—	—	—

Weighted average common shares outstanding — diluted	6,270,292	5,799,342	6,029,187	5,795,221

As of June 30, 2009 there were 231,520 shares of restricted stock that were included in the earning per share calculation. Additionally, as of June 30, 2009 there were 18,750 shares of Series A preferred stock and 27,273 shares of Series B preferred stock outstanding which are convertible into a weighted average 4,602,300 common shares and these have been considered in the calculation of the earnings per share using the two-class method. There are no other participating securities.
A portion of the PDI Seller Notes (See Note 5) became convertible to common stock on June 1, 2009 at the election of the Company; however, the Company has decided not to elect to convert the aforementioned debt prior to November 1, 2009, the date on which such election expires. As a result, the dilutive impact of the shares from the PDI Seller Notes conversion have been excluded from the calculation of diluted earnings per share.
Note 3 — Contract Receivables
Contract receivables consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Completed contracts and contracts in progress (net of allowance)	$15,460	$24,494
Retainage	5,099	4,321
Completed contracts and contracts in progress — related parties	1,568	2,938
Retainage — related parties	1,083	1,747

Contract receivables	$23,210	$33,500

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 4 — Costs and Estimated Earnings on Incomplete Contracts and Backlog Information
Costs and estimated earnings on incomplete contracts and backlog information are as follows (in thousands):

	Total	Corrections	Commercial
	June 30,	June 30,	June 30,
	2009	2009	2009
Amended contract amount	$300,705	$241,415	$59,290
Revenues recognized to date	254,539	204,848	49,691

Unearned contract amount — backlog	$46,166	$36,567	$9,599

Costs incurred to date	218,400	178,747	39,653
Estimated costs to complete	31,910	25,720	6,190

Estimated total cost	$250,310	$204,467	$45,843

Billings to date	$249,723	$200,478	$49,245

Costs and estimated earnings in excess of billings on incomplete contracts	$10,346	$8,187	$2,159

Billing in excess of costs and estimated earnings on incomplete contracts	$5,365	$3,499	$1,866

	Total	Corrections	Commercial
	December 31,	December 31,	December 31,
	2008	2008	2008
Amended contract amount	$310,588	$237,456	$73,132
Revenues recognized to date	237,126	178,388	58,738

Unearned contract amount — backlog	$73,462	$59,068	$14,394

Costs incurred to date	$196,576	$151,107	$45,469
Estimated costs to complete	60,737	48,923	11,814

Estimated total cost	$257,313	$200,030	$57,283

Billings to date	$238,450	$179,999	$58,451

Costs and estimated earnings in excess of billings on incomplete contracts	$6,475	$4,277	$2,198

Billing in excess of costs and estimated earnings on incomplete contracts	$7,633	$5,605	$2,028

*	Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated Revenues are not accounted for under the Percentage of Completion Method as defined in SOP 81-1.
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
Backlog is the result of the aggregate contract amount less revenues recognized to date using percentage-of-completion accounting (as described in Note 2 of these consolidated financial statements). The Company recognizes as backlog only those contracts for which it has received signed contracts and executed letters of intent to award a contract from its customers. As of the quarter ended June 30, 2009 backlog from 14 letters of intent amounted to $12.6 million. The Company also verifies that funding is in place on the contracts prior to inclusion in backlog.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 5 — Long-Term Debt
Notes payable and long-term debt consists of the following (in thousands):

	June 30, 2009		December 31, 2008
Collateral	Book Value	Fair Value	Book Value	Fair Value
Notes payable:
Vehicles and equipment	$347	$347	$418	$418
Unsecured debt — related party	11,626	11,626	11,393	11,393
Unsecured convertible debt — stockholders	—	—	1,925	1,925
Seller notes	5,205	5,205	6,106	6,106
Line of credit and senior term debt	8,500	8,500	12,951	12,951

	$25,678	$25,678	$32,793	$32,793
Less — current maturities	4,185	4,185	3,235	3,235

Long term debt	$21,493	$21,493	$29,558	$29,558

Management has determined that the carrying value of the debt outstanding at June 30, 2009 approximates the fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and maturities.
Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36-48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 6.1% and 9.4% at June 30, 2009 and December 31, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1.0 million.
Unsecured Debt — Related Parties
On January 2, 2008 an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. As of June 30, 2009, ISI was in compliance with or received waivers of any default of all covenants (See Note 16 — Subsequent Events relating to amendments and waivers on August 3, 2009). ISI expects to be in compliance with the modified covenants for the next year.
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
JUNE 30, 2009
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
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest. The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark to market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $8,600 as of June 30, 2009.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 5 — Long-Term Debt (continued)
Senior Secured Credit Facility
At June 30, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the original amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 5.7% and 5.9% at June 30, 2009 and December 31, 2008, respectively.
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
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of June 30, 2009, ISI is indebted for $6.5 million in term debt and $2.0 million through the line of credit. As of June 30, 2009, ISI was in compliance with or received waivers of any default of all covenants (See Note 16 — Subsequent Events relating to amendments and waivers on August 3, 2009).

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 5 — Long-Term Debt (continued)
Interest Rate Risk Management
The Company uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. The Company utilizes an interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
During the fourth quarter of 2008, the Company entered into a US dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement and was $8.5 million at June 30, 2009. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long-term liabilities on its consolidated balance sheet. Fair values of the derivative instruments reported in the unaudited consolidated balance sheet are as follows:

		Fair Value
	Balance Sheet Location	June 30, 2009	December 31, 2008

Derivatives designated as hedging instrument under FAS 133

Derivative Liabilities:
Interest Rate Contracts	Derivative, deferred rent and other long term liabilities (including dividends)	$157,107	$188,001
At June 30, 2009, the interest rate swap had a fair value (net of taxes) of approximately $97,273. During the three and six months ended June 30, 2009, we recognized expense from hedging activities relating to interest rate swaps of $30,713 and $57,105, respectively. There were no ineffective amounts recognized during the period ended June 30, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in earnings.
At June 30, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $157,107 related to the interest rate swap.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 6 — Fair Value Measurement
On January 1, 2008, the Company adopted the provisions of SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company has applied SFAS 157 to all financial assets and liabilities that are being measured and reported at fair value on a recurring basis value effective January 1, 2008. In accordance with FSP FAS 157-2, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities. The adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
Fair Value measurement as of June 30, 2009 and December 31, 2008:

	Significant Other Observable Inputs (Level 2)
	June 30, 2009	December 31, 2008
Liability

Interest Rate Swap (included in Deferred rent and other long term liabilities)	$157,107	$188,001

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 7 — Commitments
We lease office space and equipment under operating leases expiring through 2013. The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and we operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2008 of $122,000 and $32,000 for the first quarter of 2009. This lease expires in January 2013.
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
On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37 th Street, New York, NY (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656 (excluding two weeks of free rent in May 2010).
Rental expense was $316,000 and $217,000 for the three months ended June 30, 2009 and 2008, respectively, and $658,000 and $540,000 for the six months ended June 30, 2009 and 2008.
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
In February 2009, Argyle entered into a letter of credit facility with a financial institution, collateralized by $2.5 million in restricted cash. The letter of credit may not exceed $2.5 million. The facility does not have a fee on the unused portion of the letter of credit facility.
Note 8 — Common Stock Reserved for Issuance
As of June 30, 2009, 4,485,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 10, and 4,602,300 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 9. This includes the warrants that were issued in connection with the April 2007 notes to stockholders which entitled the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 10). In 2008, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 100,000 shares of stock and 90,000 shares of restricted stock (see Note 10). In 2009, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 300,000 shares of stock and 145,000 shares of restricted stock (see Note 10).
In April 2008, the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 9 — Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. Currently 46,023 shares of preferred stock are issued and outstanding.
On April 22, 2008, the Company issued 18,750 shares of a newly created series of our preferred stock, designated “Series A Convertible Preferred Stock”, par value $0.0001 per share pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock or 3.0% per annum. Such shares are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share. Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitle to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock. Series A Convertible Preferred Stock holders have no voting rights.
On January 8, 2009, the Company issued 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share for $110 per share, for an aggregate purchase price of $3,000,030 less issuance costs of $313,000. Each share of the Series B Preferred Stock is convertible into 100 shares of Common Stock at a conversion price of $1.10 per share. The Series B Preferred Stock has voting rights equal to the number of shares of Common Stock the holder would receive if all Series B Preferred Stock had been converted into Common Stock. The holders of the Series B Preferred Stock may also designate one individual to serve on the Company’s Board of Directors. The holders of the Series B Preferred Stock shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the Board of Directors, at the greater of (i) 4.0% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Stock could be converted.
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
JUNE 30, 2009
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
JUNE 30, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
Restricted Stock
On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 85,000 shares and 5,000 shares, respectively, of the Company’s restricted common stock to certain of its executive officers and directors. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of December 31, 2008, 2009 and 2010.
On February 1, 2009, the Company granted 90,000 unregistered shares of our common stock to executive officers and key employees. Ability to sell, transfer or assign these shares vest December 31 in three equal tranches on each of 2009, 2010, and 2011. The holders have the right to vote all shares, regardless of the vesting schedule. On February 1, 2009 one officer voluntarily forfeited 30,000 shares of restricted stock.
On March 19, 2009, the Company granted 45,000 unregistered shares of our common stock to three non-employee directors. These shares vest in full seven (7) days after the Director is no longer serving on the Board.
On June 1, 2009, the Company granted 10,000 unregistered shares of our common stock to one, newly elected, non-employee director. These shares vest in full seven (7) days after the Director is no longer serving on the Board.
The total amount of restricted stock outstanding as of June 30, 2009 was 335,000 shares of which 100,000 shares are vested leaving 180,000 to vest in December, 31 2009, 2010 and 2011 and 55,000 shares are vested seven (7) days after the Director is no longer serving on the Board.
During the three and six months ended June 30, 2009, the Company recognized ($68,000) and $46,000 in compensation expense, net of deferred tax (expense) benefit of ($23,000) and $16,000, respectively, related to the Company’s issuance of restricted stock. As of June 30, 2009, there was $272,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock.
Performance Unit Awards
On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 55,000 and 5,000 performance unit awards, respectively, to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010 and a cash payment is made to the holders only if certain performance goals determined by the Board of Directors are achieved.
On February 1, 2009, the Company granted an aggregate of 110,000 performance unit awards to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2011 and a cash payment is made to the holders only if certain performance goals determined by the Board of Directors are achieved. On February 1, 2009 two officers forfeited 25,000 and 55,000 performance unit awards, respectively, leaving 205,000 total performance unit awards outstanding.
No compensation expense was recognized for the three and six months ended June 30, 2009 for the performance unit awards.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
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
The total number of stock options outstanding as of June 30, 2009 was 510,000 of which 76,667 are exercisable leaving 433,333 to vest in December, 31 2009, 2010 and 2011.
During the three and six months ended June 30, 2009, the Company recognized $39,000 and $70,000, in compensation expense, net of tax benefit of $13,000 and $24,000, respectively related to the Company’s stock options. As of June 30, 2009, there was $121,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options.
Note 11 — Income Taxes
The provision (benefit) for income taxes was $282,000 and $430,000 for the three months and six months ended June 30, 2009, respectively, compared to ($461,000) and ($877,000), respectively, for the same period in 2008. The increase in income taxes of $743,000 and $1,307,000 was primarily due to the increase in income before income taxes in certain non-consolidated state jurisdictions. As a result of recording state tax expense in these jurisdictions, our effective tax rate was 47.2% and 83.7% for the three and six months ended June 30, 2009, respectively, compared to 31.1% and 33.3% , respectively, for the same periods in 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 12 — Other Comprehensive Income (Loss)
Argyle follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components. The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income / (loss)	$315	$(1,020)	$84	$(1,754)
Net unrealized gain (loss) on cash flow hedge	51	0	76	0
Reclassification adjustment for gain / (loss) included in income, net of taxes	(31)	0	(57)	0

Other comprehensive income	$20	$0	$19	$0

Total comprehensive income (loss)	$335	$(1,020)	$103	$(1,754)

Note 13 — Related-Party Transactions
During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, New York as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $185,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the six months ended June 30, 2009, the Company recognized $75,000 in expenses related to this agreement. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s Executive Chairman and CEO are stockholders and board members. On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37 th Street, New York, NY (the “NY Office”). In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, NY. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.
At June 30, 2009 and 2008, other receivables include $6,000 and $34,000, respectively, of receivables from related parties, all of which is attributable to ISI. Amounts typically represent monies or other assets advanced to employees. The amounts in these employee receivables have been regularly paid, and management believes they are fully collectible.
The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Operating Officer of ASI, under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and a new lease executed in June 2008. All leases require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90.0% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12-year terms, and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90.0% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the three and six months ended June 30, 2009, the Company made lease payments of $123,000 and $246,000, respectively under these leases.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 13 — Related-Party Transactions (continued)
In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2.0% fee. ISI recorded contract revenues based on the ISI*MCS, Ltd.’s contract amount, net of the 2.0% fee. Contract receivables from ISI*MCS, Ltd. June 30, 2009 and December 31, 2008 totaled $2.7 million and $4.7 million, respectively, which is disclosed as Contract Receivables — Related Party on the face of the unaudited consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $0 and $5.3 million for the three months ended June 30, 2009 and 2008, respectively. Contract revenues reported by the Company from ISI*MCS, Ltd. were $0.9 million and $12.2 million for the six months ended June 30, 2009 and 2008, respectively. ISI*MCS, Ltd. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that had not been paid in full as of the closing of the merger between Argyle and ISI. The merger agreement setting forth the agreements of Argyle and ISI provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.
ISI will receive 100.0% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2.0% fee. Remaining amounts to be billed on these contracts, as of June 30, 2009, totaled $1.6 million. Beginning July 31, 2007, all future contracts, bonded and un-bonded, are being contracted directly by the Company without involvement by ISI*MCS, Ltd.
As part of the merger of Argyle and ISI, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its scheduled payment terms. As a part of the merger, the shareholder of ISI became a shareholder of Argyle, holding 486,237 shares of Argyle common stock as of July 31, 2007 and, as such, also becoming a related party. At June 30, 2009 and December 31, 2008, the remaining debt to the shareholder (see Note 5) totaled $11.6 million and $11.4 million, respectively.
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
JUNE 30, 2009
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 14 — Segment Information (continued)
Summary Segment Information
(in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Industry Segment (in thousands)
Revenues:
Corrections	$21,124	$28,843	$42,997	$58,881
Commercial	9,263	7,663	19,134	15,222
Corporate	—	—	—	—
Eliminations	—	—	—	—

Total	$30,387	$36,506	$62,131	$74,103

Operating income (loss):
Corrections	$1,494	$103	$2,596	$1,713
Commercial	840	522	1,755	386
Corporate	(923)	(1,304)	(2,165)	(3,155)
Eliminations	—	—	—	—

Total	$1,411	$(679)	$2,186	$(1,056)

Capital expenditures:
Corrections	$105	$2,356	$348	$3,006
Commercial	34	191	79	312
Corporate	1	77	4	87

Total	$140	$2,624	$431	$3,405

Total assets:
Corrections	$54,151	$98,377	$54,151	$98,377
Commercial	10,461	5,942	10,461	5,942
Corporate	24,160	49,404	24,160	49,404
Eliminations	(14,717)	(34,206)	(14,717)	(34,206)

Total	$74,055	$119,517	$74,055	$119,517

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 15 — Supplemental Disclosures of Cash Flow Information (in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash paid for interest	$1,097	$1,335
Cash paid for income taxes	2	520
Supplemental schedule of non-cash investing activities:
Financed purchases of property and equipment	$—	$—
Issuance of common stock to retire notes with related parties	1,925	—
Accrual for deferred transaction costs	132	426
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$—	$6,765
Dividends accrued	288	86
Accrual of offering costs	—	302
Note 16 — Subsequent Events
As required by FAS 165, the Company has disclosed all material subsequent events that occurred between July 1, 2009 and through August 13, 2009 in this Form 10-Q.
On August 3, 2009, ISI Security Group, Inc. (“ISI”), a Delaware corporation and wholly owned subsidiary of Argyle Security, Inc. (the “Company”), entered into an Eighth Amendment and Waiver (the “Blair Amendment”) to the Note and Warrant Purchase Agreement dated as of October 22, 2004 (as amended) between ISI and William Blair Mezzanine Capital Fund III, L.P. (“Blair”), a fund managed by Merit Capital Partners (the “Agreement”). Pursuant to the terms of the Blair Amendment, in exchange for an amendment fee of $25,000, Blair agreed to waive a default of the negative covenant restricting total indebtedness allowed under the Agreement (the “Blair Default”) and amend the definition of Permitted Indebtedness to increase the amount of permitted operating real estate lease obligations from $750,000 in any fiscal year to (1) $850,000 in the aggregate during the Fiscal Year ending December 31, 2009; (2) $1,000,000 in the aggregate during the Fiscal Year ending December 31, 2010; (3) $1,100,000 in the aggregate for during the Fiscal Year ending December 31, 2011; and (4) $1,200,000 in the aggregate for the Company and its Subsidiaries during the Fiscal Year ending December 31, 2012 and during each Fiscal Year thereafter. Also, the definition of Permitted Indebtedness was amended to separately include any real estate leases entered into specifically in connection with projects undertaken by ISI or its subsidiaries.
In addition, The PrivateBank and Trust Company (the “Bank”) agreed to waive any cross-default or Event of Default created under the senior credit facility between the Bank and ISI, solely as it relates to occurrence of the Blair Default and ISI and the Bank entered into Amendment No. 3 to Loan and Security Agreement (the “Bank Amendment”) whereby the Bank Amendment added the same restrictions on the amount of operating lease obligations as those set forth in the Blair Amendment.

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
Argyle is a comprehensive security solutions provider to its diverse customer base because it addresses the majority of their physical electronic security requirements. Argyle is a detention and commercial equipment contractor that specializes in designing and integrating security solutions, including turnkey installations, design, engineering, supply, and installation of various detention, surveillance and access control equipment and software solutions for correctional facilities and commercial institutions. The work is generally performed under fixed-price contracts. The projects are located in various cities throughout the United States. The length of the contracts varies but is typically less than two years. Argyle also provides turnkey installations covering the full spectrum of electronic security and low voltage systems, including fire alarm, access control, closed circuit television, intercom, sound/paging and other custom designed systems.
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
Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial, industrial and governmental facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices in Texas and Colorado. The offices in Austin, Houston, and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Its security systems cover access control, video systems, intrusion detection systems, proximity and smart cards, biometric technology, photo identification (ID) printers and supplies, among others. It also secures the community by levering leading edge technology through installation of intelligent perimeter security, wireless video, IP video and intelligent video surveillance. Its industry-leading fire detection systems include QuickStart, EST2 & EST3, integrated life support systems, control panels, detectors, and audible and visible signals. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government. In November 2008, Argyle Commercial Security was awarded a supply contract through the U.S. General Services Administration (“GSA”) to provide integrated security solutions and products to the various departments in the United States federal government and any other entity that purchases off the GSA contract. These solutions and products consist of Access Control, Video, Perimeter Security and ID Credentials that have been very successful in the commercial marketplace, and now will be available to all governmental entities with access to the GSA contracts.
The following is an illustration of our business segments and business units.
On June 15, 2009, the Company and MML Capital Partners LLC, in its capacity as advisor to, and on behalf of, Mezzanine Management Fund IV ‘A’ L.P. and Mezzanine Management Fund Coinvest A L.P. (collectively “MML”) entered into a non-binding letter of intent (the “LOI”) to enter into a transaction whereby an entity controlled by MML (the “Acquiring Company”) would merge its wholly-owned subsidiary into the Company, resulting in the Company becoming a wholly-owned subsidiary of the Acquiring Company. Pursuant to the merger, existing stockholders and unitholders of the Company would receive $2.00 per share or unit, as applicable, in cash. It is anticipated that certain members of the Company’s continuing management team and certain creditors may rollover their shares of Company common stock for common stock of the Acquiring Company based on the $2 per share price.

The Company’s Board of Directors (the “Board”) appointed a special committee (the “Special Committee”) composed solely of independent directors to consider the proposal and recommend it to the Board for approval. The special committee has engaged Houlihan Lokey, as its independent financial advisor, to assist it with its assessment of MML’s offer.
The Company had received an original conditional offer from MML on May 19, 2009. Following negotiations, during which the proposed offer price was increased from $1.00 per share to $2.00 per share, the Special Committee recommended that the Board authorize the Company to enter into the LOI. Based on the recommendation of the Special Committee, the Board voted to approve the Company entering into the LOI.
Pursuant to the LOI, MML was granted an exclusivity period expiring on the earlier of the execution of a definitive agreement or 45 days after June 15, 2009 (the “Exclusivity Period”) in which to complete its confirmatory due diligence and execute definitive documentation with the Company. Notwithstanding the expiration of the Exclusivity Period, the Company and MML continue to be engaged in non-binding negotiations involving a proposed transaction.
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
Percentage-of-Completion Estimates — Other than for PDI, our business units each uses percentage-of-completion accounting to determine revenue and gross margin earned on projects. Estimating the percentage-of-completion on a project is a critical estimate used when budgeting for its projects. This estimate is determined as follows:
•	The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor and labor.

•	As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.

•	The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.

•	On a monthly basis, management, along with project managers who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost-to-complete estimate calculated by the management and the project managers differ, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases the percentage complete on the project.

•	Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with SOP 81-1. We recognize revenues on signed letters of intent, contracts and change orders. We generally recognize revenues on unsigned change orders where we have written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage-of-completion.

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
During the three and six months ended June 30, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the approximately 1,410 active contracts in the Company’s Work-in-Process. Changes in cost estimates came as the result of changes in material or labor costs and issues associated with managing the projects. As a result of the review, the cost estimates for the in-process construction contracts (that existed as of June 30, 2009) increased by a net $1.8 million in quarter ended June 30, 2009. Of the aforementioned net estimated cost increases of $1.8 million, 19 contracts with cost estimate changes of approximately $100,000 or greater resulting in $1.8 million or 98.4% of the total net increases. Ten of the total 19 of the contracts with changes greater than $100,000 resulted in cost estimate increases totaling $3.5 million while nine contracts had estimated cost decreases totaling $1.7 million. Approximately 1,390 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $31,000 or 1.6% of the total net increases.
Another effect of the change in the estimated costs and percentage complete is that it changes the percentage of Gross Margin earned. For example, in the aforementioned project, if the estimated costs changed to 90.0% from 80.0% because of projected cost overruns, this would then reduce the gross margin percentage to 10.0% from 20.0%. Management recognizes losses (overruns of cost estimates) as soon as they are determined to be probable and can be quantified. Management attempts to recognize gains (under-runs of cost estimates) when they can be quantified and are certain.
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
The current asset “Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the current or subsequent year. The current liability “Billings in Excess of Costs and Estimated Earnings on Incomplete Contracts” represents billings in excess of revenues recognized.
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
Sales and Use Taxes — The Company collects and remits taxes on behalf of various state and local tax authorities. For the three and six months ended June 30, 2009, the Company collected $334,000 and $549,000, respectively and remitted $244,000 and $664,000, respectively, in taxes. Sales and use taxes are reflected in the general and administrative expenses.
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

We have elected to make the first day of the third quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization. There were no such events that occurred prior to July 1, 2009 and therefore the Company will perform the annual impairment assessment for the 3rd quarter financial statements.
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
Non Cash Compensation Expense — On January 1, 2006, Argyle adopted SFAS No. 123 (revised 2004), Share Based Payment . SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
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

Explanatory Note Relating to Pro Forma Financial Information
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma and adjusted pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2007 and January 1, 2008, respectively. We have concluded that because, other than Com-Tec which acquisition was effective on January 31, 2008, all acquired companies were included in the three and six month period ended June 30, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three and six months ended June 30, 2008.
Below is a table of revenues, cost of revenues and gross margins for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues and contract revenues - related party	$18,544	$6,846	$25,390	$26,371	$5,483	$31,854	(29.7%)	24.9%	(20.3%)
Manufacturing revenues	1,868	—	1,868	1,923	—	1,923	(2.9%)	0.0%	(2.9%)
Service and other revenues	711	2,418	3,129	548	2,181	2,729	29.7%	10.9%	14.7%

Total net revenues	$21,123	$9,264	$30,387	$28,842	$7,664	$36,506	(26.8%)	20.9%	(16.8%)

% of total	69.5%	30.5%		79.0%	21.0%
Cost of revenues
Contract costs and contract costs — related party	$14,544	$5,541	$20,085	$22,093	$4,192	$26,285	(34.2%)	32.2%	(23.6%)
Manufacturing costs	1,122	—	1,122	1,158	—	1,158	(3.1%)	0.0%	(3.1%)
Service and other costs	667	1,532	2,199	1,478	1,521	2,999	(54.9%)	0.7%	(26.7%)

Total cost of revenues	$16,333	$7,073	$23,406	$24,729	$5,713	$30,442	(34.0%)	23.8%	(23.1%)

Gross margin
Contract margins and contract margins - related party	$4,000	$1,305	$5,305	$4,278	$1,291	$5,569	(6.5%)	1.1%	(4.7%)
Manufacturing margins	$746	$—	$746	$765	$—	$765	(2.5%)	0.0%	(2.5%)
Service and other margins	44	886	930	(930)	660	(270)	104.7%	34.2%	(444.4%)

Total gross margin	$4,790	$2,191	$6,981	$4,113	$1,951	$6,064	16.5%	12.3%	15.1%

Gross margin percentage

Contract revenues and contract revenues - related party	21.6%	19.1%	20.9%	16.2%	23.5%	17.5%	33.3%	(18.7%)	19.4%
Manufacturing margins	39.9%	0.0%	39.9%	39.8%	0.0%	39.8%	0.3%	0.0%	0.3%
Service and other revenues	6.2%	36.6%	29.7%	(169.7%)	30.3%	(9.9%)	103.7%	20.8%	(400.0%)

Total gross margin percentage	22.7%	23.7%	23.0%	14.3%	25.5%	16.6%	58.7%	(7.1%)	38.6%

Below is a table of revenues, cost of revenues and gross margins for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues and contract revenues - related party	$36,897	$14,679	$51,576	$54,576	$11,081	$65,657	(32.4%)	32.5%	(21.4%)
Manufacturing revenues	3,769	—	3,769	3,441	—	3,441	9.5%	0.0%	9.5%
Service and other revenues	2,331	4,455	6,786	864	4,141	5,005	169.8%	7.6%	35.6%

Total net revenues	$42,997	$19,134	$62,131	$58,881	$15,222	$74,103	(27.0%)	25.7%	(16.2%)

% of total	69.2%	30.8%		79.5%	20.5%
Cost of revenues
Contract costs and contract costs — related party	$29,762	$11,655	$41,417	$44,990	$8,637	$53,627	(33.8%)	34.9%	(22.8%)
Manufacturing costs	2,380	—	2,380	1,848	—	1,848	28.8%	0.0%	28.8%
Service and other costs	1,713	2,983	4,696	2,875	3,284	6,159	(40.4%)	(9.2%)	(23.8%)

Total cost of revenues	$33,855	$14,638	$48,493	$49,713	$11,921	$61,634	(31.9%)	22.8%	(21.3%)

Gross margin
Contract margins and contract margins - related party	$7,135	$3,024	$10,159	$9,586	$2,444	$12,030	(25.6%)	23.7%	(15.6%)
Manufacturing margins	$1,389	$—	$1,389	$1,593	$—	$1,593	(12.8%)	0.0%	(12.8%)
Service and other margins	618	1,472	2,090	(2,011)	857	(1,154)	130.7%	71.8%	(281.1%)

Total gross margin	$9,142	$4,496	$13,638	$9,168	$3,301	$12,469	(0.3%)	36.2%	9.4%

Gross margin percentage

Contract revenues and contract revenues - related party	19.3%	20.6%	19.7%	17.6%	22.1%	18.3%	9.7%	(6.8%)	7.7%
Manufacturing margins	36.9%	0.0%	36.9%	46.3%	0.0%	46.3%	(20.3%)	0.0%	(20.3%)
Service and other revenues	26.5%	33.0%	30.8%	(232.8%)	20.7%	(23.1%)	111.4%	59.4%	(233.3%)

Total gross margin percentage	21.3%	23.5%	22.0%	15.6%	21.7%	16.8%	36.5%	8.3%	31.0%

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
Reconciliation of GAAP Net Income (Loss) to EBITDA
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
GAAP net income (loss)	$315	$(1,020)	$84	$(1,754)
Interest, net	814	802	1,672	1,575
Depreciation	480	624	944	1,114
Amortization	414	1,703	865	3,376
Taxes, net	282	(461)	430	(877)

EBITDA	$2,305	$1,648	$3,995	$3,434

Results of Operations for the Three Months Ended June 30, 2009 and 2008
The following table sets forth, for the three months ended June 30, 2009 and 2008, certain operating information expressed in U.S. dollars (in thousands):

	Three Months		Three Months		Year to Year
	June 30, 2009		June 30, 2008		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Contract revenues	$25,390	83.6%	$26,572	72.8%	$(1,182)	(4.4%)
Contract revenues — related party	—	0.0%	5,282	14.5%	(5,282)	(100.0%)
Manufacturing revenues	1,868	6.1%	1,923	5.3%	(55)	(2.9%)
Service and other revenues	3,129	10.3%	2,729	7.5%	400	14.7%

Total revenues	$30,387	100.0%	$36,506	100.0%	$(6,119)	(16.8%)

Cost of Revenues:
Contract costs	$20,085	66.1%	$26,285	72.0%	$(6,200)	(23.6%)
Manufacturing costs	1,122	3.7%	1,158	3.2%	(36)	(3.1%)
Service and other costs, including amortization of intangibles	2,199	7.2%	2,999	8.2%	(800)	(26.7%)

Cost of revenues	$23,406	77.0%	$30,442	83.4%	$(7,036)	(23.1%)

Gross profit	$6,981	23.0%	$6,064	16.6%	$917	15.1%

Total operating expenses	$5,570	18.3%	$6,743	18.5%	$(1,173)	(17.4%)

Other income (expense):
Interest income	$6	0.0%	$52	0.1%	$(46)	(88.5%)
Interest expense	(820)	(2.7%)	(854)	(2.3%)	34	(4.0%)

Total other income (expense)	$(814)	(2.7%)	$(802)	(2.2%)	$(12)	1.5%

Net income (loss)	$315	1.0%	$(1,020)	(2.8%)	$1,335	(130.9%)

EBITDA	$2,305	7.6%	$1,648	4.5%	$657	39.9%

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
Typically, new bookings will result in revenues within three to six months due to the incubation period for construction projects. Shortfalls in anticipated new sales bookings in the second half of 2008 caused a negative impact on revenue in the first six months of 2009. We have also seen a decrease in new bookings in the first half of 2009 compared to the same period in 2008. This shortfall was primarily due to a slowdown in the activity of larger private prison developers. The slowdown has been primarily caused by the turbulent and uncertain economy, which is reducing availability of financing and state and municipal tax revenues. We have, however, seen that the number of new projects for smaller, boutique private prison operators has increased and that the pipeline (which is quoted work, waiting on a customer’s final decision to buy) for these projects has increased over the past few months. We believe that the projects involving larger private prison operators and state and federal-run prisons will likely continue to be slower given the current deterioration in the state of the general economy. Any decrease in the number and amount of new bookings or lower margins to be realized from newly booked projects will not likely have a material effect on revenues until 2010.
We had revenues of $30.4 million (including related party revenues of $0) and $36.5 million (including related party revenues of $5.3 million) for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $6.1 million or 16.8%. In 2008, Argyle Corrections saw significant revenue growth due to an increase in the number of projects booked during 2007 when the U.S. economy was more robust. During 2008, the number of projects booked was lower because of the overall slowdown of the U.S. economy and a more challenging debt-financing market for larger private prison developers, which has led to the fewer projects in 2009 and the correspondingly lower revenue. The revenue mix was 83.6% contract revenues and 16.4% manufacturing, service and other revenues for the three months ended June 30, 2009 compared to 87.3% and 12.7%, respectively, for the corresponding period in 2008. Manufacturing revenues represented 6.2% of total revenues in 2009 and 5.3% in 2008.
Year-over-year service and other revenues increased by $400,000, or 14.7%, to $3.1 million for the three months ended June 30, 2009 versus the same period in 2008. This increase was largely attributable to one particular service job performed by ISI Detention, involving a major retrofit of an existing facility following a prison riot, which generated time and material billings of $1.1 million. Other business units also experienced more modest increases in their service revenues in the quarter over 2008.
As used in this analysis, “related party revenues” are revenues which are generated by work subcontracted from ISI*MCS (an entity owned by Sam Youngblood, President and Chief Operating Officer and by Don Carr, Vice President), which subcontracts were entered into prior to our acquisition of ISI. Messrs. Youngblood and Carr created ISI*MCS in 2004 to provide bonding on contracts that required bonding. The performance of those contracts was subcontracted to ISI as a subcontractor to ISI*MCS. The subcontracted work was for third party customers of ISI*MCS that required bonded contracts. Since the acquisition of ISI by Argyle, ISI*MCS no longer provides bonding and subcontract work to ISI. We have secured our own bonding capacity and will use that bonding capacity to directly enter into bonded contracts with third-party customers. As a result, the amount of related party revenues will continue to decrease as the contracts with ISI*MCS outstanding at the time of the merger are completed.
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

Cost of revenues decreased by $7.0 million, or 23.1%, to $23.4 million for the three months ended June 30, 2009, compared to $30.4 million for the corresponding period in 2008. The decrease in cost of revenues resulted from working on fewer projects in the second quarter of 2009 than in 2008 for the reasons described above. Argyle Corrections continued to see its costs of revenues impacted by cost overruns associated with completing several existing projects, including a single ongoing project that had cost overruns of approximately $5.3 million (of which $1.1 million was recognized in the second quarter) through June 30, 2009. While all probable and quantifiable job costs are included in determining our cost of revenues as they are identified by management, we expect that as the existing projects with cost overruns near completion, Argyle Corrections will likely continue to incur additional labor and equipment costs to ensure timely completion in accordance with the project specifications. Additionally, during the first part of 2008, we did not have a system in place at MCS-Detention that prevented overselling to potential customers based on our capacity to perform their work. In order to meet customer expectations, excessive overtime, unreimbursed project costs and additional manpower was required to meet tight delivery deadlines, which added unexpected costs to certain projects.
Gross Margin
For the three months ended June 30, 2009, we generated gross profit of $7.0 million, a $0.9 million increase over our gross profit of $6.1 million for the corresponding period in 2008. Our gross profit percentage for the three months ended June 30, 2009 increased to 23.0% from 16.6% for the corresponding period in 2008. However, as discussed previously, our gross margins in the second quarter of 2008 included $1.3 million of amortization expense compared with only $74,000 in the second quarter of 2009. Excluding amortization, our gross margin percentage improved by 3.1% from the second quarter of 2008 to the second quarter of 2009. Although we have continued to experience gross margin erosion as a result of cost overruns on certain existing projects, the impact of such cost overruns on our margins has been decreasing as we expected after implementing operational controls during the second half of 2008. We have been able to realize greater margin on certain other projects that have not had cost overruns. Additionally, we believe that our gross margin percentage should continue to improve as overrun jobs are completed and due to the implementation of operational controls on newer jobs. We believe the early financial results from more recent projects indicate that our new operational controls have been successful in enabling us to achieve and in some cases exceed our targeted gross margin percentage on such projects during the first half of 2009.
Operating Expenses
Operating expenses decreased to $5.6 million for the three months ended June 30, 2009, compared to $6.7 million for the corresponding period in 2008, a 17.4% decrease. Operating expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include bad debt expenses, fees for professional services and other administrative expenses, as well as depreciation of fixed assets and amortization of intangible assets. To reduce operating expenses, we have implemented cost reduction initiatives to reduce overhead and discretionary spending.
We had ($29,000) in non-cash compensation credits resulting from a forfeiture of restricted stock granted and expensed in a previous period. Such credit amount was included in the operating expenses for the quarter ended June 30, 2009, compared to $191,000 in expense for the same period in 2008. The amortization of customer base and software is included in operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI and Fire Quest during the quarter ended March 31, 2008.
Other Income / Expense
Interest expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI and Fire Quest. Total other income/expense for the three months ended June 30, 2009 was $0.8 million, compared to expense of $0.9 million for the corresponding period in 2008. Interest income for the three months ended June 30, 2009 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.
Net Income / (Loss)
For the three months ended June 30, 2009, we had net income of $315,000, compared to net loss of $1.0 million for the corresponding period in 2008.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
EBITDA increased by $0.6 million to $2.3 million in the three months ended June 30, 2009, compared to $1.7 million in the corresponding period in 2008. The EBITDA Margin increased to 7.8% from 4.5% in the corresponding period in 2008. EBITDA for the quarter ended June 30, 2009 includes ($29,000) in non-cash compensation credits related to a forfeiture of restricted stock granted and expensed in a previous period compared to $191,000 in non-cash compensation expense related to restricted stock grants and employee options for the same period in 2008.
Results of Operations for the Six Months Ended June 30, 2009 and 2008
The following table sets forth, for the six months ended June 30, 2009 and 2008, certain operating information expressed in U.S. dollars (in thousands):

	Six Months		Six Months		Year to Year
	June 30, 2009		June 30, 2008		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Contract revenues	$50,716	81.6%	$53,432	72.1%	$(2,716)	(5.1%)
Contract revenues — related party	860	1.4%	12,225	16.5%	(11,365)	(93.0%)
Manufacturing revenues	3,769	6.1%	3,441	4.6%	328	9.5%
Service and other revenues	6,786	10.9%	5,005	6.8%	1,781	35.6%

Total revenues	$62,131	100.0%	$74,103	100.0%	$(11,972)	(16.2%)

Cost of Revenues:
Contract costs	$41,417	66.7%	$53,627	72.4%	$(12,210)	(22.8%)
Manufacturing costs	2,380	3.8%	1,848	2.5%	532	28.8%
Service and other costs, including amortization of intangibles	4,696	7.6%	6,159	8.3%	(1,463)	(23.8%)

Cost of revenues	$48,493	78.0%	$61,634	83.2%	$(13,141)	(21.3%)

Gross profit	$13,638	22.0%	$12,469	16.8%	$1,169	9.4%

Total operating expenses	$11,452	18.4%	$13,525	18.3%	$(2,073)	(15.3%)

Other income (expense):
Interest income	$31	0.0%	$78	0.1%	$(47)	(60.3%)
Interest expense	(1,703)	(2.7%)	(1,653)	(2.2%)	(50)	3.0%

Total other income (expense)	$(1,672)	(2.7%)	$(1,575)	(2.1%)	$(97)	6.2%

Net income (loss)	$84	0.1%	$(1,754)	(2.4%)	$1,838	(104.8%)

EBITDA	$3,995	6.4%	$3,434	4.6%	$561	16.3%

Revenues
We had revenues of $62.1 million (including related party revenues of $0.9 million) and $74.1 million (including related party revenues of $12.2 million) for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $12.0 million or 16.2%. Also, as described above, in 2008, Argyle Corrections saw significant revenue growth due to an increase in the number of projects booked during 2007 when the U.S. economy was more robust. During 2008, the number of projects booked was lower because of the overall slowdown of the U.S. economy and a more challenging debt-financing market for larger private prison developers. The revenue mix was 83.0% contract revenues and 17.0% manufacturing, service and other revenues for the six months ended June 30, 2009 compared to 88.6% and 11.4%, respectively, for the corresponding period in 2008. Manufacturing revenues represented 6.1% of total revenues in 2009 and 4.6% in 2008.

Year-over-year service and other revenues increased by $1.8 million, or 35.6%, to $6.8 million for the six months ended June 30, 2009 versus the same period in 2008. This increase was largely attributable to the single service job performed by ISI Detention, as described above. Other business units also experienced more modest increases in their service revenues in the six month period versus 2008.
Cost of Revenues
Cost of revenues decreased by $13.1 million, or 21.3%, to $48.5 million for the six months ended June 30, 2009, compared to $61.6 million for the corresponding period in 2008. As described above, the decrease in cost of revenues resulted from working on fewer projects in the first six months of 2009 than in 2008.
Gross Margin
For the six months ended June 30, 2009, we generated gross profit of $13.6 million, a $1.2 million increase over our gross profit of $12.4 million for the corresponding period in 2008. Our gross profit percentage for the six months ended June 30, 2009 increased to 22.0% from 16.8% for the corresponding period in 2008. However, as discussed previously, our gross margins in the first six months of 2008 included $2.5 million of amortization expense compared with only $184,000 in the first six months of 2009. Excluding amortization, our gross margin percentage improved by 2.0% from the first six months of 2008 to the first six months of 2009.
Operating Expenses
Operating expenses decreased to $11.5 million for the six months ended June 30, 2009, compared to $13.5 million for the corresponding period in 2008, a 15.3% decrease. As a result in the reduction and control of our operating expenses, general and administrative expenses and professional fees have been reduced to $2.5 million for the six months ended June 30, 2009 from $3.3 million for the same period in 2008.
We had $116,000 in non-cash compensation expenses resulting from SFAS 123(R) related to restricted stock grants to our officers and directors and employee stock options. Such amount was included in the operating expenses for the six months ended June 30, 2009, compared to $0.8 million for the same period in 2008. The amortization of customer base and software is included in operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI, and Fire Quest during the quarter ended March 31, 2008.
Other Income / Expense
Interest expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the six months ended June 30, 2009 was $1.7 million, compared to expense of $1.6 million for the corresponding period in 2008. Interest income for the six months ended June 30, 2009 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.
Net Income / (Loss)
For the six months ended June 30, 2009, we had net income of $84,000, compared to net loss of $1.8 million for the corresponding period in 2008.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
EBITDA increased by $0.6 million to $4.0 million in the six months ended June 30, 2009, compared to $3.4 million in the corresponding period in 2008. The EBITDA Margin increased to 6.5% from 4.6% in the corresponding period in 2008. EBITDA for the six months ended June 30, 2009 includes $116,000 in non-cash compensation expense related to restricted stock grants and employee stock options for that period compared to $0.8 million for the same period in 2008.

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
Net cash resulting from operating activities for the six months ended June 30, 2009 amounted to $5.0 compared to net cash (used in) operations of ($2.6) million for the same period in 2008. The $7.6 million improvement in cash flow from operating activities for the six months ended 2009 compared to 2008 was attributable to a $1.8 million lower net loss and $5.8 million in positive cash flow relating to working capital accounts such as collection of outstanding accounts receivable and management of accounts payable that resulted from improved management of collections and disbursements.
Net cash (used in) investing activities for the six months ended June 30, 2009 amounted to ($431,000) compared to ($7.3) million for the same period in 2008. The reduction in investing activities was attributed to acquisition related activities in the first half of 2008 which amounted to ($5.5) million versus $0 for the same period in 2009 and a $1.2 million reduction in purchases of property and equipment from first six months of 2009 versus the same period in 2008.
Net cash (used in) financing activities was ($5.5) million during the six months ended June 30, 2009 compared to net cash provided by financing activities of $20.2 million for the same period in 2008. The $25.6 net increase of cash (used in) financing activities was largely attributable to net reduction of $5.3 million of senior and subordinated debt, $5.1 million of subordinated debt originated in the first quarter 2008 whereas we had none in 2009, $2.5 million increase in restricted cash and $2.6 of net proceeds from the sale of newly created preferred stock in the first quarter of 2009 versus $13.5 million in net proceeds from the sale of newly created preferred stock in the second quarter of 2008.
At June 30, 2009, we had current assets of $50.8 million and current liabilities of $22.4 million, resulting in a working capital surplus of approximately $28.4 million, compared to a surplus of $27.7 million and $22.6 million at March 31, 2009 and December 31, 2008, respectively.
As of June 30, 2009, we had $15.2 million in cash and cash equivalents, including $5.0 million of restricted cash, of which $2.5 million is invested in a certificate of deposit earning interest of 2.5% per year and $2.5 million is in a non interest bearing depository account, and $3.6 million of cash which is deposited in Certificate of Deposit Account Registry Service (CDARS) earning interest at a variable rate of return. The remaining $6.6 million is deposited in several non-interest bearing operating bank accounts. The Company believes that it has enough cash available and expects to have enough income from operations to operate for at least the next 12 months.
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
On April 22, 2008, we completed a private placement of 18,750 shares of Series A Convertible Preferred Stock (convertible initially into 1,875,000 shares of common stock) to accredited investors and received gross proceeds of $15.0 million. Rodman & Renshaw, LLC, a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc., served as the exclusive placement agent for the offering and received $900,000 and 112,500 warrants to purchase an aggregate of up to 112,500 shares of Argyle’s common stock; exercisable at $8.00 per share, as a placement fee.
On January 8, 2009, we completed a private placement of 27,273 shares of Series B Voting Convertible Preferred Stock (convertible initially into 2,727,300 shares of common stock) to accredited investors and received gross proceeds of $3,000,030.
Long-Term Debt
Notes payable and Long-Term Debt consist of the following (in thousands):

	June 30, 2009		December 31, 2008
Collateral	Book Value	Fair Value	Book Value	Fair Value
Notes payable:
Vehicles and equipment	$347	$347	$418	$418
Unsecured debt — related party	11,626	11,626	11,393	11,393
Unsecured convertible debt — stockholders	—	—	1,925	1,925
Seller notes	5,205	5,205	6,106	6,106
Line of credit and senior term debt	8,500	8,500	12,951	12,951

	$25,678	$25,678	$32,793	$32,793
Less — current maturities	4,185	4,185	3,235	3,235

Long term debt	$21,493	$21,493	$29,558	$29,558

Management has determined that the carrying value of the debt outstanding at June 30, 2009 approximates the fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and maturities.
Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 6.1% and 9.4% at June 30, 2009 and June 30, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1 million.
Unsecured Debt — Related Parties
On January 2, 2008 an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. As of June 30, 2009, ISI was in compliance with or received waivers of any default of all covenants (See the section entitled “Subsequent Events” below relating to amendments and waivers on August 3, 2009).

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
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes and has been paying interest payments due on the PDI Promissory Notes since December 2008, as a result of a payment blockage by an ISI senior debtholder prohibiting ISI from making any payments on the notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, we have the option to (i) convert $500,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $500,000 principal due in 2010 to January 3, 2011 for an additional payment of $15,000 plus accrued interest. The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark-to-market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $8,600 as of June 30, 2009. In April 2009, ISI and each of the holders of the PDI Promissory Notes entered into an amendment to correct a ministerial error whereby the maturity date as defined in each PDI Promissory Note did not accurately correspond with the business understanding of the parties and the payment being made under the repayment schedule. This ministerial error does not have any impact on our prior financial reports.

In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7.0% per year and has a maturity date of April 1, 2011. Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note and has been paying interest payments due on the Com-Tec Promissory Note since December 2008, as a result of a payment blockage by the ISI senior debtholder prohibiting ISI from making any payments on the notes. Interest only payments were made for each three-month period beginning on May 2008 and August 2008; a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 became due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 became due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,290.80 as a result of adjustments made because of uncollected accounts receivable.
Collectively, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter referred to as the “Seller Notes”.
Senior Secured Credit Facility
At June 30, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the maximum amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.0 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 6.0% and 5.9% at June 30, 2009 and June 30, 2008, respectively.
In connection with the Loans, the holders of each Seller Note agreed to be subordinated to the lender with respect to payment and perfection. In addition, the maturity date of each Seller Note was effectively extended to be no earlier than the date on which all of the outstanding obligations of ISI to repay the outstanding principal and accrued and unpaid interest relating to the Loans are satisfied.
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of June 30, 2009, ISI is indebted for $7.0 million in term debt and $2.0 million through the line of credit. As of June 30, 2009, ISI was in compliance with or received waivers of any default of all covenants (See the section entitled “Subsequent Events” below relating to amendments and waivers on August 3, 2009).
Aggregate maturities required on all debt at June 30, 2009 are as follows (in thousands):

Year Ending December 31:
2009 (remaining six months)	$1,724
2010	4,963
2011	18,855
2012	66
2013	70
Thereafter	—

$25,678

Interest Rate Risk Management
We use derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. We utilize an interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. We account for the interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
During the fourth quarter of 2008, we entered into a U.S. dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement and was $8.5 million at June 30, 2009. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long term liabilities, as applicable, on its consolidated balance sheet.
At June 30, 2009, the interest rate swap (liability) had a fair value (net of taxes) of approximately $96,935 compared to $117,214 at March 31, 2009 and $115,997 at December 31, 2008. During the quarter ended June 30, 2009, we recognized interest expense from hedging activities relating to interest rate swaps of $30,713. During the six months ended June 30, 2009, we recognized interest expense from hedging activities relating to interest rate swaps of $57,105. There were no ineffective amounts recognized during the quarter ended June 30, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in earnings.
At June 30, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $157,107 compared to $189,973 at March 31, 2009 and $188,001 at December 31, 2008 related to the interest rate swap. For the quarter ended and six months ended June 30, 2009 and year ended December 31, 2008, we did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.
Commitments
We lease office space and equipment under operating leases expiring through 2013. The corporate office lease space in San Antonio, Texas is for 5,500 square feet for a total expense in 2008 of $122,000 and $32,000 for the first quarter of 2009. This lease expires in January 2013.
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
Rental expense was $316,000 and $217,000 for the three months ended June 30, 2009 and 2008, respectively, and $658,000 and $540,000 for the six months ended June 30, 2009 and 2008.
On April 30, 2009, we entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37 th Street, New York, NY (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656 (excluding free rent for two weeks in May 2010). In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, NY whereby Argyle had paid Sec-Tec an aggregate of $185,000 per year. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.

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
Off Balance Sheet Arrangements
Argyle does not have any off-balance sheet arrangements.
Contractual Obligations
Aggregate amounts at June 30, 2009 are as follows (in thousands):

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$25,678	$4,185	$21,389	$104	$—
Capital Lease Obligations	5,119	516	1,019	986	2,598
Operating Lease Obligations	3,353	1,032	1,618	653	50
Interest on Long Term Debt Obligations	9,409	2,580	4,646	2,183	—

Total	$43,559	$8,313	$28,672	$3,926	$2,648

Subsequent Events
On August 3, 2009, ISI Security Group, Inc. (“ISI”), a Delaware corporation and wholly owned subsidiary of Argyle Security, Inc. (the “Company”), entered into an Eighth Amendment and Waiver (the “Blair Amendment”) to the Note and Warrant Purchase Agreement dated as of October 22, 2004 (as amended) between ISI and William Blair Mezzanine Capital Fund III, L.P. (“Blair”), a fund managed by Merit Capital Partners (the “Agreement”). Pursuant to the terms of the Blair Amendment, in exchange for an amendment fee of $25,000, Blair agreed to waive a default of the negative covenant restricting total indebtedness allowed under the Agreement (the “Blair Default”) and amend the definition of Permitted Indebtedness to increase the amount of permitted operating real estate lease obligations from $750,000 in any fiscal year to (1) $850,000 in the aggregate during the Fiscal Year ending December 31, 2009; (2) $1,000,000 in the aggregate during the Fiscal Year ending December 31, 2010; (3) $1,100,000 in the aggregate for during the Fiscal Year ending December 31, 2011; and (4) $1,200,000 in the aggregate for the Company and its Subsidiaries during the Fiscal Year ending December 31, 2012 and during each Fiscal Year thereafter. Also, the definition of Permitted Indebtedness was amended to separately include any real estate leases entered into specifically in connection with projects undertaken by ISI or its subsidiaries.
In addition, The PrivateBank and Trust Company (the “Bank”) agreed to waive any cross-default or Event of Default created under the senior credit facility between the Bank and ISI, solely as it relates to occurrence of the Blair Default and ISI and the Bank entered into Amendment No. 3 to Loan and Security Agreement (the “Bank Amendment”) whereby the Bank Amendment added the same restrictions on the amount operating lease obligations as those set forth in the Blair Amendment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.
At June 30, 2009, ISI had a line of credit facility totaling $11.1 million and $10.0 million in term debt. The line of credit and term debt are secured by all of our tangible and intangible assets excluding vehicles. Interest on the line of credit is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% for the applicable period. Interest on the term debt is payable quarterly and is calculated at 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line of credit and term debt at June 30, 2009 was $7.5 million. The facility has a maturity date of October 2, 2011.
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
Our management, under the supervision of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Corporate Controller, concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Albert A. Salas v. Metroplex Control Systems, Inc.; Case No. SA09CA0424XR in the United States District Court, Western District, Texas.
On May 26, 2009, Mr. Albert A. Salas, the plaintiff, filed a complaint and jury demand against Metroplex Control Systems, Inc., the Company’s indirect wholly-owned subsidiary, in the U.S. District Court, Western District of Texas. This matter makes claims against Metroplex Control Systems, Inc. for wrongful termination on the basis of race and intentional infliction of emotional distress. An amount of recovery requested is not stated in the complaint and jury demand. Although we intend to vigorously oppose the claim, we may become obligated to pay damages if the court concludes that Metroplex Control Systems, Inc. is liable for wrongdoing.
From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, other than specifically mentioned above or in prior annual or quarterly reports of the Company, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.
ITEM 1A. RISK FACTORS
In addition to the other information set forth above, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
In addition to the risk factors contained in our Annual Report on Form 10-K, you should also consider the following:
Failure to consummate a merger transaction with an entity controlled by MML could reduce the market price of Argyle’s common stock and could result in a depletion of Argyle’s operating cash.
If a definitive merger agreement is not negotiated and a merger with an entity controlled by MML is not completed for any reason, Argyle may be subject to a number of material risks, including:
•	The market price of its common stock may decline to the extent that the current market price of its common stock reflects a market assumption that the merger will be consummated;
•	Costs related to the merger, such as legal and accounting fees, Special Committee fees and the costs of the fairness opinion from Houlihan Lokey, must be paid even if the merger is not completed; and
•	Charges will be made against earnings for transaction-related expenses, which could be higher than expected.
If the market price of Argyle’s securities declines after Argyle fails to consummate a transaction with an entity controlled by MML, persons who purchased Argyle’s securities after the entry into the non-binding letter of intent was announced will have lost money investing in Argyle’s securities, making future investment in Argyle’s securities by such persons less likely. Since most of the fees that Argyle and the Special Committee incurs from Argyle’s service providers in connection with the negotiations of definitive documentation must be paid even if Argyle does not consummate the transaction, Argyle will have less cash available for working capital and it may be necessary to raise or borrow additional cash in the future. In addition, since Argyle will have to take charges to earnings for transaction-related expenses even if a transaction is not consummated, Argyle will be a less attractive candidate to be acquired or to acquire a business than another entity that would not have to take such charges.
Argyle’s management has been spending and will continue to spend considerable time with activities related to the transaction with MML and, as a result, they may not devote their full attention to Argyle’s business.
The negotiation and preparation required to consummate a transaction such as the one with MML requires extensive time and attention from a company’s management team. Although Argyle’s management team has tried to not allow the transaction with MML to impact their operation of Argyle’s business, they may not be able to devote their full time and attention to Argyle’s operational issues. Therefore, it is possible that Argyle’s business may suffer and its revenues decline due to the diversion of management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 20, 2009, we held our annual meeting of stockholders. Two matters were presented to our stockholders at the meeting:
1.	The election of two directors to serve for a three-year term expiring at our 2012 annual meeting of stockholders, and
2.	The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.
At the annual meeting, Gen. Wesley Clark was re-elected and Mr. Dean Blythe was elected to our Board of Directors and the appointment of Ernst & Young LLP was ratified. The below table contains information with respect to members of our Board of Directors who were not up for election at this meeting and when their terms expire:

Current Board
Name	Term Expires

Bob Marbut	2010
Ron Chaimovski	2010
Lloyd Campbell	2011
Chip Smith	2011
Each share of Common Stock was entitled to one vote and each share of Series B Preferred Stock was entitled to one vote for each share of Common Stock into which the Series B Preferred Shares could have been converted, or 100 shares of Common Stock for each share of Series B Preferred Stock. The holders of the Company’s warrants and Series A Convertible Preferred Stock were not entitled to vote. There were 6,267,105 outstanding shares of Common Stock and 27,273 outstanding shares of Series B Preferred Stock (convertible into 2,727,300 shares of Common Stock) entitled to vote. The following tables contain information relating to the voting at the annual meeting:
In the vote for the election of directors:

Name	Votes For	Votes Withheld
Gen. Wesley Clark	7,054,970	11,100
Dean H. Blythe	6,985,224	80,846
In the vote for the ratification of the appointment of Ernst & Young:

Votes For	Votes Against	Abstentions	Broker Non-votes
6,490,717	375,353	0	0

ITEM 5. OTHER INFORMATION
On August 11, 2009, Argyle’s indirect subsidiary, Detention Contracting Group, Ltd., a Texas limited partnership (the ''LP’’) provided notice to Mr. Sam Youngblood pursuant to the Employment Agreement dated October 19, 2004, between the LP and Mr. Sam Youngblood (the “Agreement”), that the LP has elected to not have the employment period set forth in the Agreement automatically renew until October 19, 2010. Accordingly, the term of the Agreement will end on October 19, 2009. Mr. Youngblood’s title as President and Chief Operating Officer, compensation structure and responsibilities to the Company remain unchanged.
Notwithstanding the foregoing, in connection with the notice, Mr. Youngblood and the LP have agreed to extend the term of employment of Mr. Youngblood on the same terms and conditions of the Agreement beyond October 19, 2009, until the earlier to occur of (i) the consummation of a merger transaction (the “Merger”) among Argyle and entities controlled directly or indirectly by MML Capital Partners, LLC (“MML”) or (ii) upon the termination of negotiations with MML regarding the Merger (each of (i) and (ii) are defined as a “Trigger Event”). Further, this notice does not prohibit the Company or Mr. Youngblood from entering into a new employment agreement with the LP or any of its affiliates before or after the occurrence of a Trigger Event.
The decision to provide the notice was because of the desire of the Company to more similarly align the compensation of all of its executive officers since Mr. Youngblood is the only executive officer of the Company currently with an employment agreement. The decision to provide the notice and the timing of its delivery was unrelated to the negotiations with MML.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

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

ARGYLE SECURITY, INC
August 13, 2009	By:	/s/ Bob Marbut
Bob Marbut
Chief Executive Officer (Principal Executive Officer)

August 13, 2009	By:	/s/ Sam Youngblood
Sam Youngblood
President and Chief Operating Officer (Principal Executive Officer)

August 13, 2009	By:	/s/ Donald F. Neville
Donald F. Neville
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 13, 2009	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of the President and Chief Operating Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.3	Certification of the Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.4	Certification of the Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.

32
Certification of the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.