Form 10-Q
period 2009-09-30
ARGYLE SECURITY, INC.
filed 2009-11-23
CIK 1332585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
There were 7,409,805, shares of the Registrant’s common stock issued and outstanding as of November 19, 2009.

Argyle Security, Inc. Index to Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ARGYLE SECURITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2009	2008
	unaudited
Assets
Current assets:
Cash and cash equivalents	$3,981	$11,142
Restricted cash	5,000	2,500
Receivables:
Contract — net of allowance for doubtful accounts of $906 and $777 at September 30, 2009 December 31, 2008, respectively	23,921	28,815
Contract receivables — related party	2,312	4,685
Other receivables	68	335
Costs and estimated earnings in excess of billings on incomplete contracts	7,973	6,475
Intangible assets	—	184
Refundable income taxes	160	168
Inventory	1,780	2,146
Other current assets	834	385
Deferred income taxes, net	134	898

Total current assets	46,163	57,733

Property and equipment, net	8,165	9,033
Goodwill	—	2,844
Intangible assets	9,721	12,111

Deposits, deferred transaction costs, and other assets	554	591

Total other assets	18,440	24,579

Total assets	$64,603	$82,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,370	$15,799
Accounts payable — related party	—	173
Billings in excess of costs and estimated earnings on incomplete contracts	5,064	7,633
Interest payable to stockholders	—	49
Dividends payable	397	—
Current portion of capitalized lease obligations	253	239
Current portion of long-term debt	22,964	3,235

Total current liabilities	41,048	27,128

Long-Term Liabilities:

Deferred income taxes, net	719	1,577
Long-term debt — less current portion	2,619	29,558
Derivative, deferred rent and other long term liabilities (including dividends)	744	635
Long-term capitalized lease obligations — less current portion	3,197	3,389

Total long-term liabilities	7,279	35,159

Total liabilities	48,327	62,287

Stockholders’ Equity
Preferred stock of Argyle Security, Inc. — $.0001 par value; 1,000,000 shares authorized; 18,750 shares of Series A and 27,273 shares of Series B at September 30, 2009 and 18,750 shares of Series A at December 31, 2008 issued and outstanding	—	—
Common stock of Argyle Security, Inc. — $.0001 par value; 89,000,000 shares authorized; issued and outstanding 6,277,105 shares at September 30, 2009 and 5,969,342 shares at December 31, 2008	1	1
Additional paid in capital	55,718	50,925
Accumulated other comprehensive income (loss)	(112)	(116)
Accumulated earnings (deficit)	(39,331)	(30,785)

Total stockholders’ equity	16,276	20,025

Total liabilities and stockholders’ equity	$64,603	$82,312

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except share data)

	Three Months Ended
	September 30,	September 30,
	2009	2008
Revenues:
Contract revenues	$19,334	$23,598
Contract revenues — related party	1,062	2,906
Manufacturing revenues	963	1,880
Service and other revenues	3,172	3,316

Total revenues	24,531	31,700
Cost of revenues:
Contract costs	18,702	22,910
Manufacturing costs	699	1,964
Service and other costs, including $0 and $1,218 of amortization of intangibles in 2009 and 2008, respectively	2,317	3,308

Total cost of revenues	21,718	28,182

Gross profit	2,813	3,518
Operating expenses:
Salaries and related expense, including stock-based compensation of $63 and $226 in 2009 and 2008, respectively	3,012	3,068
Professional fees and outside services	890	916
General and administrative expenses	1,670	1,965
Depreciation	408	523
Goodwill and intangible assets impairment charge	4,213	16,928
Amortization of intangible assets	340	434

Total operating expenses	10,533	23,834
Operating income (loss)	(7,720)	(20,316)
Other income (expense):
Interest income	2	58
Interest expense	(887)	(997)

Total other income (expense)	(885)	(939)

Income (loss) before provision for income taxes	(8,605)	(21,255)
(Benefit) Provision for income taxes	(407)	(2,888)

Net income (loss)	(8,198)	(18,367)

Dividends on redeemable preferred stock	(145)	(114)

Net income (loss) allocable to holders of common stock	$(8,343)	$(18,481)

Weighted-average number of shares of common stock outstanding
Basic	6,038,772	5,799,342

Diluted	6,038,772	5,799,342

Net income (loss) per share allocable to holders of common stock
Basic	$(1.38)	$(3.19)

Diluted	$(1.38)	$(3.19)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except share data)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Revenues:
Contract revenues	$70,050	$77,030
Contract revenues — related party	1,922	15,131
Manufacturing revenues	4,733	5,322
Service and other revenues	9,958	8,320

Total revenues	86,663	105,803
Cost of revenues:
Contract costs	60,119	76,579
Manufacturing costs	3,079	3,770
Service and other costs, including $184 and $3,748 of amortization of intangibles in 2009 and 2008, respectively	7,013	9,468

Total cost of revenues	70,211	89,817

Gross profit	16,452	15,986
Operating expenses:
Salaries and related expense, including stock-based compensation of $179 and $975 in 2009 and 2008, respectively	8,983	9,847
Professional fees and outside services	2,316	2,498
General and administrative expenses	4,183	5,224
Depreciation	1,270	1,581
Goodwill and intangible assets impairment charge	4,213	16,928
Amortization of intangible assets	1,021	1,281

Total operating expenses	21,986	37,359
Operating income (loss)	(5,534)	(21,373)
Other income (expense):
Interest income	33	136
Interest expense	(2,590)	(2,650)

Total other income (expense)	(2,557)	(2,514)

Income (loss) before provision for income taxes	(8,091)	(23,887)
(Benefit) Provision for income taxes	23	(3,766)

Net income (loss)	(8,114)	(20,121)

Dividends on redeemable preferred stock	(432)	(201)

Net income (loss) allocable to holders of common stock	$(8,546)	$(20,322)

Weighted-average number of shares of common stock outstanding
Basic	6,032,417	5,796,605

Diluted	6,032,417	5,796,605

Net income (loss) per share allocable to holders of common stock
Basic	$(1.42)	$(3.51)

Diluted	$(1.42)	$(3.51)

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2008 THROUGH SEPTEMBER 30, 2009
(unaudited)
(in thousands except share data)

						Accumulated
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid in	Comprehensive	Earnings /	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	5,969,342	$1	18,750	$1	$50,925	$(116)	$(30,785)	$20,025

Net income (loss)	—	—	—	—	—	—	(8,114)	(8,114)
Deferred gain / (loss) on hedging activities, net of taxes	—	—	—	—	—	4	—	4
ISI seller note conversion	192,763	—	—	—	1,927	—	—	1,927
Stock-based compensation	145,000	—	—	—	179	—	—	179
Forfeiture of stock-based compensation	(30,000)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	27,273	0	2,687	—	—	2,687
Dividends on preferred stock	—	—	—	—	—	—	(432)	(432)

Balance at September 30, 2009	6,277,105	$1	46,023	$1	$55,718	$(112)	$(39,331)	$16,276

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(8,114)	$(20,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	179	974
Amortization	1,206	5,029
Depreciation	1,397	1,657
Goodwill and intangible asset impairment	4,213	16,928
Gain (loss) on disposal of asset	—	—
Deferred interest on Merit debt	355	327
Decrease (increase) in contract receivables	4,894	(9,624)
Decrease (increase) in related party contract receivables	2,373	3,535
Decrease (increase) in other receivables	267	33
Decrease (increase) in costs and estimated earnings in excess of billings	(1,498)	956
Decrease (increase) in other assets	(354)	(1,468)
Increase (decrease) in accounts payable and accrued expenses	(3,209)	2,324
Increase (decrease) in other long-term liabilities	87	575
Increase (decrease) in deferred income taxes and refundable taxes	(86)	(3,171)
Increase (decrease) in billings in excess of costs and estimated earnings	(2,569)	543

Net cash provided by (used in) operating activities	$(859)	$(1,503)

Cash flows from investing activities:
Acquisition of PDI, Com-Tec, and Fire Quest in 2008, net of cash acquired	—	(5,264)
Purchase of property and equipment	(542)	(2,484)
Transaction costs	—	(759)

Net cash provided by (used in) investing activities	$(542)	$(8,507)

Cash flows from financing activities:
Issuance of preferred stock	3,000	15,000
Restricted cash	(2,500)	(2,521)
Offering costs and financing costs	(443)	(1,779)
Repayment on borrowings	(13,966)	(31,117)
Proceeds from borrowings	8,327	34,041
Proceeds from notes payable	—	5,000
Payments on capital lease obligations	(178)	(116)

Net cash provided by (used in) financing activities	$(5,760)	$18,508

Net increase (decrease) in cash and cash equivalents	$(7,161)	$8,498
Cash and cash equivalents at beginning of year	11,142	3,556

Cash and cash equivalents at end of period	$3,981	$12,054

See notes to unaudited consolidated financial statements

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
On January 1, 2008, MCFSA, Ltd. (“MCS Commercial”), all of the partnership interests of which are owned directly or indirectly by ISI, acquired substantially all of the business assets and liabilities of FireQuest Inc. (“Fire Quest”). Fire Quest is engaged in the business of alarm system sales and service.
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
The unaudited consolidated financial statements of Argyle, as of September 30, 2009 and 2008, include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 1 — Basis of Presentation (continued)
On June 15, 2009, the Company and MML Capital Partners LLC, in its capacity as advisor to, and on behalf of, Mezzanine Management Fund IV ‘A’ L.P. and Mezzanine Management Fund Coinvest A L.P. (collectively “MML”), entered into a non-binding letter of intent (the “LOI”) to enter into a transaction whereby an entity controlled by MML (the “Acquiring Company”) would merge its wholly-owned subsidiary into the Company, resulting in the Company becoming a wholly-owned subsidiary of the Acquiring Company.
On October 1, 2009, the Company and the special committee (the “Special Committee”) of the Board was informed that MML determined that a negotiated transaction on the terms under discussion was no longer viable and terminated its negotiations with the Special Committee.
Also, on October 1, 2009, MML elected to convert an aggregate of 11,327 shares of Series A Convertible Preferred Stock into an aggregate of 1,132,700 shares of the Company’s common stock. MML and William Blair Mezzanine Capital Fund III, L.P. (collectively, the “Majority Stockholder Group”), owning beneficially and of record approximately 51% of the issued and outstanding common stock, agreed to form a majority stockholder group for the limited purpose of effecting a change in the composition of the Company’s Board of Directors and related amendments to the Company’s bylaws. On October 1, 2009, the Majority Stockholder Group executed a written consent to amend and restate the Company’s bylaws (the “Amended Bylaws”) for purposes of, among other things, expanding the number of directors constituting the Board from six (6) to fourteen (14) directors. The Majority Stockholder Group also appointed and elected employees of entities affiliated with the MML to fill the eight (8) newly created directorships.
On October 12, 2009, the number of directors constituting the Board was reduced from fourteen (14) to seven (7) directors, with employees of entities affiliated with MML filling four (4) of the directorships.
At September 30, 2009, the Company was in breach of certain debt covenant requirements and subsequently received waivers that are revocable on certain future events as described below and in Note 16, “Subsequent Events”. Because of the revocable nature of the waivers, the Company has reclassified $17.7 million of senior and subordinated debt from long term to current in the consolidated balance sheet (see also Note 5, “Long-Term Debt”).
The Company’s declining cash position, excluding restricted cash used to secure letters of credit, and the uncertainty with respect to the waivers received regarding violations of financial covenants related to our senior and subordinated debt credit facilities raises substantial doubt about the Company’s ability to continue as a going concern.
To address the Company’s liquidity needs and its ability to continue as a going concern, the Company has entered into a series of binding commitment letters (collectively, the “Refinancing Commitment Letters”) with each of (i) the Company’s existing preferred stockholders (collectively, the “MML Entities”), (ii) the senior lender to ISI, (iii) the senior subordinated lender to ISI and (iv) the holders of the PDI Promissory Notes. Each of these commitments is subject to the simultaneous closing of the transactions set forth in each of the other Refinancing Commitment Letters. Under the MML Entities funding commitment, the MML Entities has committed to invest an aggregate of $10.45 million into the Company. The investment will be in the form of convertible bridge notes (the “MML Bridge Notes”) with an aggregate principal balance of $8.0 million and convertible subordinated promissory notes in the aggregate principal amount of $2.45 million (the “MML Convertible Notes”), with each of the MML Bridge Notes and MML Convertible Notes bearing interest at 10% per annum.
The Company has also committed to use its commercially reasonable efforts to initiate a rights offering to its common stockholders as promptly as reasonably practicable after funding the MML Bridge Notes and MML Convertible Notes, to the extent available under applicable law, with proceeds from the rights offering (or any other form of equity offering consummated in lieu thereof) received from stockholders or investors other than the MML Entities used to repay the MML Bridge Notes. For a description of the equity conversion rights and obligations related to the MML Bridge Notes and MML Conversion Note, see Note 16 — “Subsequent Events” of the Notes to our financial statements.
The proceeds from the MML Bridge Notes will be used to repay $3.0 million of outstanding principal of ISI’s senior debt facility and $5.0 million of the ISI’s subordinated debt with higher interest rate. The proceeds from the MML Convertible Notes will be used to fund transaction expenses from this refinancing (including the rights or other Company equity offering discussed below), working capital and general corporate expenses.
In connection with the entry into the Refinancing Commitment Letters, ISI received a revocable waiver from its senior debt holder of all breaches of its financial covenants for the quarter ended September 30, 2009 (including cross-defaults relating to violations of similar covenants contained in the Loan Agreement with ISI’s subordinated debt holder) and with respect to violation of a negative covenant relating to a third quarter 2009 write-off of a customer’s accounts receivable in the amount of approximately $424,000 on a completed project (the “AR Write-Off”); provided, however, such waivers will be null and void if ISI and the senior debt holder have not executed and delivered an amendment to the loan agreement on or before December 15, 2009 that is acceptable to the senior debt holder. In addition, the senior debt holder has entered into a commitment letter with the Company to amend the senior debt financial covenants, reduce the principal amortization in the first three quarters of 2010 to three equal installments of approximately $166,667 (or $500,000 in the aggregate), and $500,000 on each of December 31, 2010 and the last day of each quarter thereafter, eliminate the $1.1 million letter of credit facility, and reduce the revolving credit facility line from $10 million to $8 million as well as transfering the $500,000 outstanding balance on the existing letter of credit facility to the revolving credit facility. In addition, the interest rate shall increase by 0.5%. For a description of the amendments to the financing covenants, see Note 16 — “Subsequent Events” of the Notes to our financial statements.
In connection with the entry into the Refinancing Commitment Letters, ISI’s subordinated debt holder waived all breaches of its financial covenants for the quarter ended September 30, 2009 (including cross-defaults relating to violations of similar financial covenants contained in the loan agreement with ISI’s senior debt holder) and the AR Write-Off; provided, however, such waivers will be null and void if ISI and the subordinated debt holder have not executed and delivered an amendment to the purchase agreement on or before December 15, 2009 that is acceptable to the subordinated debt holder. Further, the subordinated debt holder has entered into a commitment letter with the Company to reduce the interest rate on the remaining promissory notes from 11.58% to 10%, eliminate the automatic interest rate increase scheduled to occur in September 2010 and amend the financial covenants to allow for a 10% cushion from the covenants set forth by the senior debt facility. In addition, the subordinated debt holder has agreed to convert approximately $0.7 million of accrued interest into a new convertible promissory note bearing interest at 20% per annum (the “Subordinated Interest Note”). Further, the subordinated debt holder has agreed to convert the Subordinated Interest Note at the same time and at the same conversion price as the MML Convertible Notes. At the closing, Argyle and ISI will grant the subordinated debt holder the right, so long as any obligations under the purchase agreement or the Subordinated Interest Note are outstanding, to have one (1) observer present at all meetings of the Board of Directors of each of Argyle and ISI. The foregoing board observer right shall become effective as of the conversion date of the Subordinated Interest Note. For a description of the amendments to the financing covenants and the equity conversion rights and obligations associated with the Subordinated Interest Note, see Note 16 — “Subsequent Events” of the Notes to our financial statements.
In addition, the holders of the PDI Promissory Notes have entered into a commitment to modify the notes to permit a subsidiary of the Company, and maker of the PDI Promissory Notes, to defer until January 3, 2011 the installments of principal in the aggregate amount of $358,338.68 under each Note (consisting of $250,000 in principal, for each note, being deferred pursuant to the Election Notice described under “Subsequent Events” plus an additional $108,338.68 in principal being deferred under each note by agreement of the holders and the Company subsidiary that issued these notes) that would have otherwise been due and payable on January 28, 2010, February 28, 2010, March 28, 2010, April 28, 2010, May 28, 2010, and June 28, 2010. Accrued but unpaid interest on the outstanding principal under the PDI Promissory Notes will become due and payable monthly in arrears commencing on January 28, 2010.
In the event that we cannot close the financing with the MML Entities or amend our financial covenants related to our senior and subordinated credit facilities, we will be unable to support our current operations out of the cash flow from operations and expect to be unable to satisfy certain financial covenants for future periods under these credit facilities whereby we could be forced to restructure our business through a bankruptcy proceeding, liquidate certain assets or discontinue our operations.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 1 — Basis of Presentation (continued)
Pro Forma Results of Operations
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively. We have concluded that because, other than Com-Tec, the acquisition of which was effective on January 31, 2008, all acquired companies were included in the three month period ended March 31, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three and nine months ended September 30, 2008.
The pro forma results of operations for the Company for the three and nine months ended September 30, 2009 and 2008 are presented as if the acquisition of Com-Tec occurred on January 1, 2008. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 and (ii) the unaudited consolidated financial statements of Com-Tec for the one month ended January 31, 2008. There was no difference between the GAAP and the pro forma statement of operations from the three and nine months ended September 30, 2009 and three months ended September 30, 2008. Only minor differences (revenues of $1.7 million or 1.6% and $12,000 in net loss or 0.1%) between GAAP and the pro forma statement of operations existed for the nine months ended September 30, 2008.
Pro Forma Consolidated Statement of Operations Data
(unaudited)
(in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Total revenues	24,531	31,700	86,663	107,522

Net income (loss) allocable to holders of common stock	$(8,343)	$(18,481)	$(8,546)	$(20,335)

Weighted-average number of shares of common stock outstanding
Basic	6,038,772	5,799,342	6,032,417	5,796,605

Diluted	6,038,772	5,799,342	6,032,417	5,796,605

Net income (loss) per share allocable to holders of common stock
Basic	$(1.38)	$(3.19)	$(1.42)	$(3.51)

Diluted	$(1.38)	$(3.19)	$(1.42)	$(3.51)

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, and the carrying amounts approximate fair value.
Restricted Cash
Represents bank and certificates of deposit securing the Company’s letter of credit agreements.
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
The amount recognized for bad debt expense (recovery) for the three months ended September 30, 2009 and 2008 was $259,000 and $437,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $303,000 and $0.8 million, respectively, and is reflected in general and administrative expenses in the unaudited statement of operations.
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
Construction Contracts
Construction Contracts are those as defined in ASC Subtopic 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts (formerly Statement of Position 81-1).
Most of the Company’s contracts typically extend over a period of 6 to 14 months (6 to 9 months for Argyle Commercial Security and 9 to 14 months for Argyle Corrections), which is the period the Company considers to be its operating cycle. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from Construction Contracts are recognized on the percentage-of-completion method in accordance with ASC Subtopic 605-35. The Company recognizes revenues on signed letters of intent, contracts and change orders. Percentage-of-completion for Construction Contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor, subcontract, equipment costs, related payroll taxes and insurance costs, and any other indirect costs related to contract performance. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on incomplete contracts are made in the period in which such losses are determined.
Pre-contract costs are costs that are incurred for a specific anticipated contract and that will result in no future benefits unless the contract is obtained. Such costs are expensed as incurred.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
The Company incurred $63,000 and $280,000 in shipping and handling costs which are reflected in the service and other costs in the Statement of Operations for the three and nine months ended September 30, 2009.
Inventory
Inventory is valued at the lower of cost or market and consists of raw materials, work in process (WIP) and finished goods. Costs of inventory are determined using the average cost method for all of the business units. The $1.0 million of inventory that was acquired from the Fire Quest, Com-Tec and PDI acquisitions has been stated at fair value at the date of acquisition during the first quarter of fiscal year 2008. The Company performs quarterly review of its inventory holdings to determine appropriate reserves for obsolescence. At September 30, 2009 and December 31, 2008, the Company’s inventory balance (net of reserves) was $1.8 million and $2.1 million, respectively.
Property and Equipment
The $1.2 million of property and equipment from the Fire Quest, Com-Tec, and PDI acquisitions have been stated at fair value at the date of acquisition in the first quarter of fiscal year 2008. Depreciation is calculated on the straight-line method.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, and the effects of obsolescence, demand, competition and other economic factors. No such impairments were recorded in the three or nine months ended September 30, 2009 or 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).
During our quarter ended September 30, 2009, the Company began a Goodwill Impairment analysis in accordance with ASC Subtopic 350-20, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill (formerly FASB Statement No. 142). The initial analysis (first step) was performed by the Company’s management team and a valuation firm after the conclusion of the quarter. Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which require us to perform a Goodwill Impairment analysis as of September 30, 2009. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.
As of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2009, we had not completed the entire two-step analysis due to the extensive analysis required to determine the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.
Accordingly, we have recorded a $2.8 million goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2009. In addition, we estimate impairment losses on other intangibles of $1.4 million. We expect to finalize our goodwill and other intangibles impairment analysis during the fourth quarter of fiscal 2009. There is a likelihood that adjustments, which may be significant, to the goodwill and other intangibles impairment charge would need to be made when the goodwill and other intangibles impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2009.
A summary of the activity in goodwill by segment is as follows (in thousands):

	Corrections	Commercial	Total
Balance December 31, 2008	$2,845	$—	$2,845

Com-Tec Goodwill Impairment	(2,845)	—	(2,845)

Balance September 30, 2009	$—	$—	$—

The Company identified its reporting units under the guidance of ASC Subtopic 350-20, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill (formerly FASB Statement No. 142). The Company’s reporting units are ISI-Detention, MCS-Detention, PDI and Com-Tec (which comprise the Argyle Corrections segment), and MCS-Commercial which comprises the Argyle Commercial segment.
Software Costs
Software costs represent internally-developed software that is proprietary to the Company and assists in its operations. According to ASC Subtopic 350-40, Intangibles — Goodwill and Other, Internal-Use Software (formerly Statement of Position 98-1), the costs of computer software developed or obtained for internal use are to be amortized on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Management does not believe there is another more rational basis and, therefore, the assets are amortized on the straight-line basis over a 36-month period.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
Warranty Reserve
The Company warrants its products against defects in design, materials and workmanship generally for periods ranging from one to two years. A provision for estimated future costs related to warranty expense is recorded when products are sold. Management estimates the provision based primarily on historical warranty claim experience. As of September 30, 2009, the warranty reserve was $149,000 and is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.
Fair Value of Financial Instruments
The fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157), prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
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
Income Taxes
The Company accounts for income taxes under the liability method in accordance with ASC Topic 740, Accounting for Income Taxes — Interpretations of Topic 740 (formerly FASB Statement No. 109). Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short-term future is more likely than not. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company adopted ASC Section 740-10-25, Accounting for Taxes-Interpretations of Topic 740, Recognition (formerly FIN 48), on January 1, 2007. ASC Section 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of ASC Section 740-10-25 did not have an effect on our consolidated financial position or results of operations. The Company has applied the accounting provisions of ASC Section 740-10-25 to its tax positions and determined that no uncertain tax positions presently exist.
The Company would record any interest and penalties related to unrecognized tax benefits in income tax expense.
Sales and Use Taxes
The Company collects and remits taxes on behalf of various state and local tax authorities. For the three and nine months ended September 30, 2009, the Company collected $204,000 and $753,000, respectively, and remitted $152,000 and $799,000, respectively, in taxes. Sales and use taxes are reflected in the general and administrative expenses on a net basis.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
Recently Issued Accounting Pronouncements
ASC Topic 105, Generally Accepted Accounting Principles (formerly FASB Statement No. 168), issued in June 2009, became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of this topic in the third quarter of 2009, with no change to our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
ASC Topic 810, Consolidation (formerly FASB Statement No. 167 and FASB Interpretation No. 46(R)). issued in June 2009, requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.
ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 166), issued in June 2009, removes the concept of a qualifying special-purpose entity and the exception from applying ASC Topic 810 (formerly FASB Statement No. 167 and FASB Interpretation No. 46 (R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.
ASC Topic 855, Subsequent Events (formerly FASB Statement No. 165), issued in May 2009, establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009, and the Company will perform a subsequent events review through the date of each filing. The Company has disclosed all material subsequent events (see Note 16) that occurred between October 1, 2009 and through November 23, 2009 in this Form 10-Q.
ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, issued in April 2009, amends ASC Topic 825, Financial Instruments to require publicly-traded companies, as defined in ASC Topic 270, Interim Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. ASC Topic 825-10-65 is effective for interim periods ending after June 15, 2009. These staff positions require enhanced disclosures on financial instruments and have increased quarterly disclosures but did not have an impact on our financial position and results of operations.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Although estimating is a continuous and normal process for companies in the construction industry, material revisions in estimates of the percentage of completion require disclosure under ASC Topic 250, Accounting Changes and Error Corrections (formerly FASB Statement No. 154). The effect on income from continuing operations, net income and any related per-share amounts of the current period shall be disclosed for a change in estimate that affects future periods. Additionally, if a change in estimate does not have a material effect in the period of change but is reasonably certain to have a material effect in later periods; a description of that change in estimate shall be disclosed whenever the financial statements of the period of change are presented.
During the three and nine months ended September 30, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the 1,506 active contracts in the Company’s Work-in-Process. Changes in cost estimates came as the result of changes in material or labor costs and issues associated with managing the projects. As a result of the review, the cost estimates for the in-process construction contracts (that existed as of September 30, 2009) increased by a net $2.2 million and $4.0 million in the three and nine months ended September 30, 2009. Of the aforementioned net estimated cost increases of $4.0 million, 18 contracts with cost estimate changes of approximately $100,000 or greater resulted in $3.7 million or 90.8% of the total net increases.
In addition to the cost estimate changes noted above, during the quarter ended September 30, 2009, the Company detected certain prior period accounting errors and reversed revenues amounting to $0.8 million and recorded additional costs of approximately $314,000 related to contract revenues and costs from prior periods, for a total increase to net loss of approximately $1.1 million, or $0.18 per share. Management, quantitatively and qualitatively assessed the materiality of the errors and concluded that the effect of the previous accounting treatment was not material to prior periods, expected 2009 results, or trend of earnings and determined no material misstatements existed in those prior periods and no restatement of those prior period financials was necessary. The net loss impact to first quarter 2009 was $252,000 (net of taxes) or $0.04 per share, and the net loss impact to second quarter was $151,000 (net of taxes) or $0.02 per share. The net loss impact to the year ended December 31, 2008 was $314,000 (net of taxes) or $0.05 per share.
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
Loss contingencies that are considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. As of September 30, 2009, the Company did not have any loss contingencies requiring disclosures or accruals.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 2 — Background, Formation, and Summary of Significant Accounting Policies (continued)
Net Income / (Loss) Per Share
Net income/(loss) per share (basic) is calculated in accordance with the provisions of ASC Topic 260, Earnings per Share (formerly FASB Statement No. 128), by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Our convertible preferred stock is considered a participating security, because the preferred stockholders are entitled to receive dividends when dividends are paid to common stockholders. We include the participating convertible preferred stock in the computation of earnings per share, using the two-class method in accordance with ASC Section 260-10-45, Earnings per Share, Other Presentation (formerly FASB Statement No. 128 and EITF Topic 03-06). Net income/(loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the “treasury stock” method for options and warrants and the “if converted” method for convertible preferred stock and convertible debt, to the extent the effect of the converted portion on EPS is dilutive.
For the three and nine months ended September 30, 2009 and 2008 the shares used to calculate earnings per share are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding — basic	6,038,772	5,799,342	6,032,417	5,796,605
Effect of convertible securities	—	—	—	—

Weighted average common shares outstanding — diluted	6,038,772	5,799,342	6,032,417	5,796,605

As of September 30, 2009, there were 231,520 shares of restricted stock that were included in the earning per share calculation due to vesting. The Company excluded 103,480 shares of restricted stock that had not yet vested from the earnings per share calculation. On October 1, 2009, when the composition of the Board was changed whereby MML gained control over a majority of the Board, the remaining restricted shares became fully vested.
Additionally, as of September 30, 2009, there were 18,750 shares of Series A preferred stock and 27,273 shares of Series B preferred stock outstanding which are convertible into a weighted average 4,602,300 common shares and these have been excluded from the earnings per share calculation since the preferred shareholders do not participate in net losses of the Company. There are no other participating securities. On October 1, 2009, the holders of 11,327 shares of Series A preferred stock converted such shares into an aggregate of 1,132,700 common shares.
A portion of the PDI Seller Notes (See Note 5) became convertible to common stock on June 1, 2009 at the election of the Company; however, the Company decided not to elect to convert the aforementioned debt prior to November 1, 2009, the date on which such election expired. As a result, the dilutive impact of the shares from the PDI Seller Notes conversion have been excluded from the calculation of diluted earnings per share. See also Note 16 — “Subsequent Events” for description of notice sent on November 12, 2009.
Note 3 — Contract Receivables
Contract receivables consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Completed contracts and contracts in progress (net of allowance)	$18,741	$24,494
Retainage	5,180	4,321
Completed contracts and contracts in progress — related parties	1,305	2,938
Retainage — related parties	1,007	1,747

Contract receivables	$26,233	$33,500

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 4 — Contract Backlog Information
Contract backlog information is as follows (in thousands):

	Total	Total
	September 30,	December 31,
	2009	2008
Contract backlog by segment:
Corrections	$42,959	$59,068
Commercial	9,795	14,394

Total	$52,754	$73,462

Backlog is the result of the aggregate of contracts received by the Company less revenue recognized using percentage-of-completion accounting (as described in Note 2 of these consolidated financial statements). The Company recognizes as backlog only those contracts for which it has received signed contracts and executed letters of intent to award a contract from its customers. As of the quarter ended September 30, 2009, backlog from 18 letters of intent amounted to $16.7 million. The Company also verifies that funding is in place on the contracts prior to inclusion in backlog.
Backlog associated with PDI is not included in the table above for Total Company and Corrections Segment as the associated revenues are not accounted for under the Percentage of Completion Method as defined in ASC Subtopic 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts (formerly Statement of Position 81-1).
The various subsidiary companies often function as subcontractors to other subsidiary companies and all intercompany backlog amounts have been eliminated. The Company reorganized in January 2008 to report the business in two segments — Argyle Corrections and Argyle Commercial Security (see Note 14).

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 5 — Long-Term Debt
Notes payable and long-term debt consists of the following (in thousands):

	September 30, 2009		December 31, 2008
Collateral	Book Value	Fair Value	Book Value	Fair Value
Notes payable:
Vehicles, equipment and insurance	$964	$964	$418	$418
Unsecured debt — related party	11,748	11,748	11,393	11,393
Unsecured convertible debt — stockholders	—	—	1,925	1,925
Seller notes	4,871	4,871	6,106	6,106
Line of credit and senior term debt	8,000	8,000	12,951	12,951

	$25,583	$25,583	$32,793	$32,793
Less — current maturities	22,964	22,964	3,235	3,235

Long term debt	$2,619	$2,619	$29,558	$29,558

Management has determined that the carrying value of the debt outstanding at September 30, 2009 approximates the fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and maturities.
Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table includes notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36-48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 6.4% and 9.4% at September 30, 2009 and December 31, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1.0 million.
Unsecured Debt — Related Parties
On January 2, 2008, an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. On August 3, 2009, ISI entered into an amended agreement with the related party, in exchange for an amendment fee of $25,000, whereby the related party agreed to waive a default of the negative covenant restricting total indebtedness allowed under the Agreement (the “Default”) and amend the definition of Permitted Indebtedness to increase the amount of permitted operating real estate lease obligations from $750,000 in any fiscal year to (1) $850,000 in the aggregate during the Fiscal Year ending December 31, 2009; (2) $1,000,000 in the aggregate during the Fiscal Year ending December 31, 2010; (3) $1,100,000 in the aggregate for during the Fiscal Year ending December 31, 2011; and (4) $1,200,000 in the aggregate for ISI and its subsidiaries during the Fiscal Year ending December 31, 2012 and during each Fiscal Year thereafter. Also, the definition of Permitted Indebtedness was amended to separately include any real estate leases entered into specifically in connection with projects undertaken by ISI or its subsidiaries.
As of September 30, 2009, ISI was in compliance with or received a revocable waiver of any defaults of specified covenants through December 15, 2009, subject to the completion of the Company’s refinancing plan on or before such date. Upon closing of certain amendments, ISI expects to be in compliance with the modified covenants for the next year (see “Note 16 — Subsequent Events” for a description of the waivers, proposed amendments and refinancing plan). However, because the waiver is revocable upon completion of the Company’s refinancing plan, the Company has reclassified all of its secured and unsecured debt from long-term to current at September 30, 2009.
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
SEPTEMBER 30, 2009
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
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, ISI had the right to cause the holders of each PDI Promissory Note to make an election to (i) convert $250,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $250,000 principal due in 2010 to January 3, 2011 with interest continuing on all unpaid principal amounts for an additional payment of $7,500 (see “Note 16 — Subsequent Events” for description of notice sent on November 12, 2009 and the proposed amendments to the PDI Promissory Notes). The aforementioned options to convert or extend the PDI Promissory Notes, of which there are two, resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark-to-market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $9,000 as of September 30, 2009.
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 5 — Long-Term Debt (continued)
Senior Secured Credit Facility
At September 30, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the original amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the Bank determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
On August 3, 2009, the Bank agreed to waive any cross-default or Event of Default created under the senior credit facility between the Bank and ISI, solely as it relates to occurrence of the Default and ISI and the Bank entered into Amendment No. 3 to Loan and Security Agreement (the “Bank Amendment”) whereby the Bank Amendment added the same restrictions on the amount of operating lease obligations as those set forth in the Blair Amendment (see Note 5 — Long-Term Debt, “Unsecured Debt — Related Parties”).
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 5.7% and 5.9% at September 30, 2009 and December 31, 2008, respectively.
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
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of September 30, 2009, ISI is indebted for $6.0 million in term debt and $2.0 million through the line of credit. As of September 30, 2009, ISI was in compliance with or received a revocable waiver of defaults of specified covenants through December 15, 2009, subject to completion of the Company’s refinancing plan on or before such date. Upon closing of certain amendments, ISI expects to be in compliance with the modified covenants for the next year (see “Note 16 — Subsequent Events” for a description of the waivers, proposed amendments and refinancing plan). However, because the waiver is revocable upon completion of the Company’s refinancing plan, the Company has reclassified all of its secured and unsecured debt from long-term to current at September 30, 2009.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 5 — Long-Term Debt (continued)
Interest Rate Risk Management
The Company uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. The Company utilizes an interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. The Company accounts for its interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133).
During the fourth quarter of 2008, the Company entered into a US dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement and was $8.5 million at September 30, 2009. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long-term liabilities on its consolidated balance sheet. Fair values of the derivative instruments reported in the unaudited consolidated balance sheet are as follows:

		Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008

Derivatives designated as hedging instrument under ACS Topic 815 (formerly Statement No. FASB 133)

Derivative Liabilities:
Interest Rate Contracts
	Derivative, deferred rent and other long term liabilities (including dividends)	$182,712	$188,001
At September 30, 2009, the interest rate swap had a fair value (net of taxes) of approximately $112,733. During the three and nine months ended September 30, 2009, we recognized expense from hedging activities relating to interest rate swaps of $42,847 and $99,952, respectively. There were no ineffective amounts recognized during the period ended September 30, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in earnings.
At September 30, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $182,712 related to the interest rate swap.
For a description of the Company’s obligation to unwind a portion of their interest rate swap agreement in connection with its refinancing plan, see “Note 16 — Subsequent Events.”

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 6 — Fair Value Measurement
On January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157). ASC Topic 820, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company has applied ASC Topic 820 to all financial assets and liabilities that are being measured and reported at fair value on a recurring basis value effective January 1, 2008. In accordance with ASC Topic 820 the Company adopted the provisions of ASC Topic 820 for nonfinancial assets and liabilities. The adoption of ASC Topic 820 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.
Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3 — inputs that are unobservable in the marketplace and significant to the valuation.
ASC Topic 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
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
Fair Value measurement as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Liability

Interest Rate Swap (included in Derivative, deferred rent and other long term liabilities (including dividends))	$182,712	$188,001

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 7 — Commitments
We lease office space and equipment under operating leases expiring through 2013. The corporate office lease space in San Antonio, TX expired as of July 31, 2007, and we operated under a month-to-month lease arrangement until it was renewed in January 2008. The new lease expanded the space from approximately 2,500 square feet to 5,500 square feet for a total expense in 2009 of $122,000 and $32,000 for the third quarter of 2009. This lease expires in January 2013.
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
On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37th Street, New York, New York (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656 (excluding two weeks of free rent in May 2010).
Rental expense was $299,000 and $298,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2009 and 2008.
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
Note 8 — Common Stock Reserved for Issuance
As of September 30, 2009, 4,485,046 shares of common stock were reserved for issuance upon exercise of redeemable warrants and options, 375,000 shares of common stock were reserved for issuance pursuant to the underwriters’ unit purchase option described in Note 10, and 4,602,300 shares of common stock were reserved for issuance pursuant to the preferred stock conversion option described in Note 9. This includes the warrants that were issued in connection with the April 2007 notes to stockholders which entitled the holder to exercise the warrants for a total of 37,500 shares of stock. In 2007, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 125,000 shares of stock and 130,000 shares of restricted stock (see Note 10). In 2008, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 100,000 shares of stock and 90,000 shares of restricted stock (see Note 10). In 2009, the Company granted certain employees incentive stock options (ISOs) and non-qualified stock options entitling the holders to exercise options for a total of 300,000 shares of stock and 145,000 shares of restricted stock (see Note 10).
In April 2008, the Company issued warrants for a total of up to 112,500 shares of stock exercisable at $8.00 per share to Rodman & Renshaw as partial consideration in connection with the $15.0 million Preferred Stock issuance completed in April 2008.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 9 — Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors. At September 30, 2009, 46,023 shares of preferred stock were issued and outstanding.
On April 22, 2008, the Company issued 18,750 shares of a newly created series of our preferred stock, designated “Series A Convertible Preferred Stock”, par value $0.0001 per share pursuant to a $15.0 million private placement. Each share of the Series A Convertible Preferred Stock accrues dividends at a rate greater of the declared dividend of the Company’s common stock or 3.0% per annum. Such shares are convertible into 100 shares of the Company’s common stock at any time at the option of the holder at a conversion price of $8.00 per share. Upon liquidation (voluntary or otherwise), dissolution, winding up or a change of control of the Company (to the extent approved by the Company’s Board of Directors), holders of the Series A Preferred Stock will be entitled to receive, from the assets of the Company available for distribution, the greater of the original issue price plus accrued but unpaid dividends or the amount the holder would receive if all the Series A Preferred Stock were converted into shares of Common Stock. Series A Convertible Preferred Stock holders have no voting rights. On October 1, 2009, holders of the Series A Convertible Preferred Stock elected to convert an aggregate of 11,327 shares of Series A Convertible Preferred Stock into an aggregate of 1,132,700 shares of the Company’s common stock.
On January 8, 2009, the Company issued 27,273 shares of a newly created series of our preferred stock, designated “Series B Convertible Preferred Stock”, par value $0.0001 per share, for $110 per share, for an aggregate purchase price of $3,000,030 less issuance costs of $313,000. Each share of the Series B Preferred Stock is convertible into 100 shares of Common Stock at a conversion price of $1.10 per share. The Series B Preferred Stock has voting rights equal to the number of shares of Common Stock the holder would receive if all Series B Preferred Stock had been converted into Common Stock. The holders of the Series B Preferred Stock may also designate one individual to serve on the Company’s Board of Directors. The holders of the Series B Preferred Stock shall be entitled to receive, on a cumulative basis, cash dividends, when, as and if declared by the Board of Directors, at the greater of (i) 4.0% per annum or (ii) the dividend payable on the equivalent amount of common stock into which the Series B Preferred Stock could be converted.
As of September 30, 2009, the preferred shares issued and outstanding are classified as permanent equity. Given the change in the Board of Directors on October 1, 2009 whereby a majority of directors were appointed by a majority stockholder group (including MML), the outstanding preferred shares issued to MML will be reclassified to temporary equity as of October 1, 2009.
Note 10 — Stockholders’ Equity and Stock-Based Compensation
On January 1, 2006, the Company adopted ASC Topic 718, Compensation-Stock Compensation (formerly FASB Statement No. 123R). ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Following is a description of the various grants made and the impact on the financial statements.
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
SEPTEMBER 30, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
Underwriter Options
Argyle sold to its underwriters options to purchase up to an aggregate of 187,500 Units for $100. The Units issuable upon exercise of these options are identical to those sold in the Company’s initial public offering. These options are exercisable at $8.80 per unit and expire January 24, 2011. The options to purchase up to 187,500 Units and the securities underlying such units were deemed to be compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and, therefore, were subject to a 180-day lock-up pursuant to Rule 2710(g) (1) of the FINRA Conduct Rules.
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
2007 Incentive Plan
The 2007 Omnibus Securities and Incentive Plan provides for the grant of distribution equivalent rights, incentive stock options, nonqualified stock options, performance share awards, performance unit awards, restricted stock awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards for an aggregate of not more than 1,000,000 shares of Argyle’s common stock, to directors, officers, employees and consultants of Argyle or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto, if any, is again available for grant under the 2007 Incentive Plan. The number of shares of common stock, with respect to which stock options or stock appreciation rights may be granted to a single participant under the 2007 Incentive Plan in any calendar year, cannot exceed 150,000.
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
SEPTEMBER 30, 2009
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
The total amount of restricted stock outstanding as of September 30, 2009 was 335,000 shares of which 100,000 shares are vested. All outstanding, unvested restricted stock became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board.
During the three and nine months ended September 30, 2009, the Company recognized $73,000 and $119,000 in compensation expense, net of deferred tax benefit of $25,000 and $40,000, respectively, related to the Company’s issuance of restricted stock. As of September 30, 2009, there was $197,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested restricted stock.
Performance Unit Awards
On January 25, 2008 and August 25, 2008, the Company granted an aggregate of 55,000 and 5,000 performance unit awards, respectively, to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2010 and a cash payment is made to the holders only if certain performance goals determined by the Board of Directors are achieved. All awards became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board, and no cash payment will be made since performance targets were not achieved.
On February 1, 2009, the Company granted an aggregate of 110,000 performance unit awards to certain of its officers, subject to terms and conditions to be set forth in a performance unit award agreement and in accordance with the Company’s 2007 Incentive Plan. These awards vest on December 31, 2011 and a cash payment is made to the holders only if certain performance goals determined by the Board of Directors are achieved. On February 1, 2009 two officers forfeited 25,000 and 55,000 performance unit awards, respectively, leaving 205,000 total performance unit awards outstanding. All awards became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board, and no cash payment will be made performance targets were not achieved.
No compensation expense was recognized for the three and nine months ended September 30, 2009 for the performance unit awards.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 10 — Stockholders’ Equity and Stock-Based Compensation (continued)
Incentive and Nonqualified Stock Options
On January 25, 2008, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock to various employees, of which all were ISOs. The options have a strike price of $7.55 and vest in three equal tranches on each of December 31, 2008, 2009 and 2010. All stock options became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board.
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
On February 1, 2009, the Company granted stock options to purchase an aggregate of 300,000 shares of the Company’s common stock to various employees, of which all were ISOs. The options have a strike price of $1.10 and vest in three equal tranches on each of December 31, 2009, 2010 and 2011. All stock options became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board.
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
The total number of stock options outstanding as of September 30, 2009 was 475,000 of which 65,000 are exercisable leaving 410,000 to vest in December, 31 2009, 2010 and 2011. All outstanding, unvested stock options became fully vested on October 1, 2009 when the composition of the Board was changed whereby MML gained control over a majority of the Board.
During the three and nine months ended September 30, 2009, the Company recognized ($10,000) and $60,000, in compensation expense, net of deferred tax benefit (expense) of ($3,000) and $20,000, respectively related to the Company’s stock options. As of September 30, 2009, there was $91,000 of unrecognized compensation costs, net of estimated forfeitures, related to the Company’s non-vested stock options.
Note 11 — Income Taxes
During the third quarter of 2009, we recorded a valuation allowance of $2.8 million against our deferred tax assets in excess of reversing taxable temporary differences (deferred tax liabilities). In consideration of the uncertainty regarding the Company’s ability to continue as a going concern, we determined that it is more likely than not that these net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Due to our cumulative losses in recent years and lack of earnings history, we cannot rely on future taxable income as a means to realize deferred tax assets.
The provision (benefit) for income taxes was ($407,000) and $23,000 for the three months and nine months ended September 30, 2009, respectively, compared to ($2.9 million) and ($3.8 million), respectively, for the same periods in 2008. The increase in income taxes in the current period was primarily due to the recording of a valuation allowance against our net deferred tax assets and the recording of state tax expense in certain non-consolidated state jurisdictions.
Our effective tax rate was 4.7% and (0.3)% for the three and nine months ended September 30, 2009, respectively, compared to 13.6% and 15.8%, respectively, for the same periods in 2008. The decrease in our effective tax rate was primarily due to the reasons described above.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 12 — Other Comprehensive Income (Loss)
Argyle follows ASC Topic 220, Comprehensive Income (formerly FASB Statement No. 130) to account for comprehensive income (loss) and its components. The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income / (loss)	$(8,198)	$(18,367)	$(8,114)	$(20,121)
Net unrealized gain (loss) on cash flow hedge	27	0	104	0

Reclassification adjustment for gain / (loss) included in income, net of taxes	(43)	0	(100)	0

Other comprehensive income (loss)	$(16)	$0	$4	$0

Total comprehensive income (loss)	$(8,214)	$(18,367)	$(8,110)	$(20,121)

Note 13 — Related-Party Transactions
During the first quarter of 2008, the Company entered into a Board-approved agreement with Sec-Tec Global, Inc. (“Sec-Tec”) to share certain expenses related to common office space in New York, New York as well as administrative related expenses in the New York office. These expenses are being borne by the Company to reflect realistic expenses associated with the Company’s conduct of business in New York. The Company has agreed to share expenses totaling $185,000 on an annual basis that are to be paid in quarterly payments of $43,750. During the nine months ended September 30, 2009, the Company recognized $75,000 in expenses related to this agreement. Sec-Tec is a wholly-owned subsidiary of Electronics Line 3000 of which the Company’s Executive Chairman and CEO are stockholders and board members. On April 30, 2009, Argyle entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37th Street, New York, New York (the “NY Office”). In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, New York. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.
At September 30, 2009 and 2008, other receivables include $41,000 and $5,000, respectively, of receivables from related parties, all of which is attributable to ISI. Amounts typically represent monies or other assets advanced to employees (including commissions paid to employees). The amounts in these employee receivables have been regularly paid, and management believes they are fully collectible.
The Company leases various properties from Green Wing Management, Ltd., an entity owned and controlled by the Chief Operating Officer of ASI, under capital leases. The leases on these properties include two that were amended as part of the acquisition of ISI to reflect a term of 12 years ending in 2019 and a new lease executed in June 2008. All leases require that an appraisal be completed by a qualified appraiser to determine the market rate of the leases. The rental rate to be paid on these properties, after the acquisition of ISI, is limited to no more than 90.0% of the market rate determined by the third-party appraiser. Additional appraisals by a third-party appraiser are to be conducted every three years during the 12-year terms, and the annual lease rate in the leases can increase at the time of these appraisals, but only to a level that does not to exceed 90.0% of the market rate determined by the third-party appraiser. Argyle has the right to purchase these three properties at any time, at the then current market value; however, the purchase price cannot be less than the value determined in the last appraisal preceding the effective date of the acquisition of ISI. During the three and nine months ended September 30, 2009, the Company made lease payments of $123,000 and $369,000, respectively under these leases.

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 13 — Related-Party Transactions (continued)
In conjunction with the major refinancing of ISI in 2004, the majority stockholders formed a new company in 2004 (ISI*MCS, Ltd.) which was used as the contracting entity on all future bonded contracts. ISI transferred certain existing bonded contracts at their remaining contract values, and no gain or loss was recognized on the transfers to ISI*MCS, Ltd. at the time of its formation. All contracts of ISI*MCS, Ltd. were subcontracted to ISI for the full contract amount, less a 2.0% fee. ISI recorded contract revenues based on the ISI*MCS, Ltd.’s contract amount, net of the 2.0% fee. Contract receivables from ISI*MCS, Ltd. September 30, 2009 and December 31, 2008 totaled $2.3 million and $4.7 million, respectively, which is disclosed as Contract Receivables — Related Party on the face of the unaudited consolidated balance sheet since ISI*MCS, Ltd. is not consolidated in the balance sheet. Contract revenues reported by the Company from ISI*MCS, Ltd. were $1.1 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively. Contract revenues reported by the Company from ISI*MCS, Ltd. were $1.9 million and $15.1 million for the nine months ended September 30, 2009 and 2008, respectively. ISI*MCS, Ltd. Argyle has agreed to indemnify the shareholders of ISI*MCS, Ltd. from claims brought by the bonding company against their personal guarantees for those contracts that had not been paid in full as of the closing of the merger between Argyle and ISI. The merger agreement setting forth the agreements of Argyle and ISI provides that these indemnification obligations will survive for a period of four years after the closing date of the merger and the obligations are not subject to cap, or maximum amount.
ISI will receive 100.0% of the remaining contract amounts and ISI*MCS, Ltd. will forego its 2.0% fee. Remaining amounts to be billed on these contracts, as of September 30, 2009, totaled $1.2 million. Beginning July 31, 2007, all future contracts, bonded and un-bonded, are being contracted directly by the Company without involvement by ISI*MCS, Ltd.
As part of the merger of Argyle and ISI, debt totaling $16.0 million was owed to a shareholder of ISI, of which $10.0 million was paid prior to its scheduled payment terms. As a part of the merger, the shareholder of ISI became a shareholder of Argyle, holding 486,237 shares of Argyle common stock as of July 31, 2007 and, as such, also becoming a related party. At September 30, 2009 and December 31, 2008, the remaining debt to the shareholder (see Note 5) totaled $11.7 million and $11.4 million, respectively.
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
SEPTEMBER 30, 2009
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

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 14 — Segment Information (continued)
Summary Segment Information
(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Industry Segment (in thousands)
Revenues:
Corrections	$15,972	$22,551	$58,970	$81,432
Commercial	8,559	9,149	27,693	24,371
Corporate	—	—	—	—
Eliminations	—	—	—	—

Total	$24,531	$31,700	$86,663	$105,803

Operating income (loss):
Corrections	$(6,169)	$(12,639)	$(3,573)	$(10,926)
Commercial	$(264)	(6,551)	1,491	(6,164)
Corporate	$(1,287)	(1,126)	(3,452)	(4,283)
Eliminations	—	—	—	—

Total	$(7,720)	$(20,316)	$(5,534)	$(21,373)

Capital expenditures:
Corrections	$26	$605	$374	$3,611
Commercial	76	237	155	549
Corporate	1	55	6	142

Total	$103	$897	$535	$4,302

Total assets:
Corrections	$47,143	$85,530	$47,143	$85,530
Commercial	9,327	494	9,327	494
Corporate	17,589	48,126	17,589	48,126
Eliminations	(9,456)	(35,755)	(9,456)	(35,755)

Total	$64,603	$98,395	$64,603	$98,395

ARGYLE SECURITY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Note 15 — Supplemental Disclosures of Cash Flow Information (in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash paid for interest	$2,075	$2,175
Cash paid for income taxes	2	544
Supplemental schedule of non-cash investing activities:
Issuance of common stock to retire notes with related parties	$1,925	$—
Accrual for deferred transaction costs	132	—
Supplemental schedule of non-cash financing activities:
Notes issued for acquisitions	$—	$6,765
Dividends accrued	432	201
Note 16 — Subsequent Events
As required by ASC Topic 855, Subsequent Events (formerly FASB Statement No. 165), the Company has disclosed all material subsequent events that occurred between July 1, 2009 and through November 23, 2009.
On October 1, 2009, the Company and the special committee (the “Special Committee”) of the Board was informed that MML determined that a negotiated merger transaction on the terms under discussion was no longer viable and terminated its negotiations with the Special Committee.
Also, on October 1, 2009, MML elected to convert an aggregate of 11,327 shares of Series A Convertible Preferred Stock into an aggregate of 1,132,700 shares of the Company’s common stock. MML and William Blair Mezzanine Capital Fund III, L.P. (collectively, the “Majority Stockholder Group”), owning beneficially and of record approximately 51% of the issued and outstanding common stock, agreed to form a majority stockholder group for the limited purpose of effecting a change in the composition of the Company’s Board of Directors and related amendments to the Company’s bylaws. On October 1, 2009, the Majority Stockholder Group executed a written consent to amend and restate the Company’s bylaws (the “Amended Bylaws”) for purposes of, among other things, expanding the number of directors constituting the Board from six (6) to fourteen (14) directors. The Majority Stockholder Group also appointed and elected employees of entities affiliated with the MML to fill the eight (8) newly created directorships.
On October 12, 2009, the number of directors constituting the Board was reduced from fourteen (14) to seven (7) directors, with employees of entities affiliated with MML filling four (4) of the directorships.
On November 12, 2009, ISI Detention Contracting Group, Inc. delivered a notice of election (the “Election Notice”) to the holders of the PDI Promissory Notes that it has exercised its right to cause the holders of the PDI Promissory Notes to, with respect to each PDI Promissory Note, choose one of the following options no later than ten (10) days following the receipt of the Election Notice:
(i)	the conversion of $250,000 of the outstanding principal of the respective PDI Promissory Note into the Company’s common stock at a conversion price equal to 95% of the average closing price of the Company’s common stock for the 20 trading days preceding delivery of the Election Notice; or
(ii)	payment to the respective holder of $7,500 in exchange for which the payment schedule of the respective PDI Promissory Note shall be amended such that $250,000 of the principal due in 2010 shall be due and payable on Monday, January 3, 2011, with interest continuing to accrue on all unpaid principal amounts.
The holders of the PDI Promissory Notes have elected to defer the principal amount due in 2010 and such deferral has been accounted for as part of the amendment to the PDI Promissory Notes contemplated by the commitment letter entered into between the holders and the Company as described below.
On November 23, 2009, the Company entered into a series of binding commitment letters (collectively, the “Refinancing Commitment Letters”) with each of (i) ) the Company’s existing preferred stockholders (collectively, the “MML Entities”), (ii) the senior lender to ISI, (iii) the senior subordinated lender to ISI and (iv) the holders of the PDI Promissory Notes. Each of these commitments is subject to the simultaneous closing of the transactions set forth in each of the other Refinancing Commitment Letters. Under the MML Entities’ funding commitment, the MML Entities have agreed to invest an aggregate of $10.45 million into the Company. The investment will be in the form of convertible bridge notes (the “MML Bridge Notes”) with an aggregate principal balance of $8.0 million and convertible subordinated promissory notes in the aggregate principal amount of $2.45 million (the “MML Convertible Notes”), with each of these notes bearing interest at 10% per annum.
The Company has agreed to use its commercially reasonable efforts to complete a rights offering of shares of its common stock to its common stockholders as promptly as reasonably practicable after the funding of the MML Bridge Notes and MML Convertible Notes, to the extent permitted by applicable law. The proceeds from such rights offering (or other form of equity offering consummated in lieu thereof) received from stockholders or investors other than the MML Entities will be used to repay the MML Bridge Notes.
The proceeds from the MML Bridge Notes will be used to repay $3.0 million of outstanding principal of ISI’s senior debt facility and $5.0 million of ISI’s subordinated debt with the higher interest rate. The proceeds from the MML Convertible Notes will be used to fund transaction expenses from this refinancing, working capital and general corporate expenses.
Under the commitment letter with PrivateBank, ISI received a waiver of all breaches of its financial covenants for the quarter ended September 30, 2009 from the senior debt holder (including cross-defaults relating to violations of similar covenants contained in the Loan Agreement with ISI’s subordinated debt holder) and with respect to violation of a negative covenant relating to a third quarter 2009 write-off of a customer’s accounts receivable in the amount of approximately $424,000 on a completed project (the “AR Write-Off’); provided, however, such waivers will be null and void if ISI and the PrivateBank have not executed and delivered an amendment to the loan agreement on or before December 15, 2009 that is consistent with the terms set forth in the commitment letter and in form and substance satisfactory to the PrivateBank. In addition, in exchange for an amendment fee equal to $85,500, PrivateBank has committed to amend the senior debt financial covenants, reduce the principal amortization in the first three quarters of 2010 to three equal installments of approximately $166,667 (or $500,000 in the aggregate) and $500,000 on each of December 31, 2010 and the last day of each quarter thereafter, eliminate the $1.1 million letter of credit facility, and reduce the revolving credit facility line from $10 million to $8 million as well as transfering the $500,000 outstanding balance on the existing letter of credit facility to the revolving credit facility. In addition, the interest rate shall increase by 0.5%. Under the commitment letter, the financial covenants are to be amended as follows commencing with the quarter ending December 31, 2009:
i.	The Senior Debt to EBITDA ratio covenant will be (a) 2.00 to 1.00 for fiscal quarter ending December 31, 2009, (b) 2.00 to 1.00 for fiscal quarter ending March 31, 2010, (c) 2.70 to 1.00 for fiscal quarter ending June 30, 2010, and (d) 2.00 to 1.00 for each fiscal quarter ending thereafter.
ii.	The Total Debt to EBITDA ratio covenant will be (a) 4.25 to 1.00 for fiscal quarter ending December 31, 2009, (b) 5.25 to 1.00 for fiscal quarter ending March 31, 2010, (c) 7.50 to 1.00 for each fiscal quarter ending June 30, 2010, and (d) 3.50 to 1.00 for each fiscal quarter thereafter.
iii.	The Fixed Charge Coverage ratio covenant will be (a) 1.00 to 1.00 for the fiscal quarters ending December 31, 2009 and March 3, 2010 and (b) 1.10 to 1.00 for the fiscal quarter thereafter; provided that, for fiscal quarters commencing with the fiscal quarter ending December 31, 2009 through the fiscal quarter ending June 30, 2010, the Fixed Charge Coverage Ratio shall be based on cumulative reporting beginning October 1, 2009 for such periods, and for the fiscal quarters ending September 30, 2010 and thereafter, the Fixed Charge Coverage Ratio shall be measured on a trailing twelve (12) month basis.
iv.	The limitation on capital expenditures will be $250,000 per fiscal quarter.
Under the commitment with William Blair Mezzanine Capital Fund III, L.P. (“Blair”), Blair waived all breaches of its financial covenants for the quarter ended September 30, 2009 (including cross defaults relating to violations of similar financial covenants continued in the Loan Agreement with ISI’s senior debt holder) and the AR Write-Off; provided, however, such waivers will be null and void if ISI and Blair have not executed and delivered an amendment to the purchase agreement on or before December 15, 2009 that is consistent with the terms set forth in the commitment letter and in form and substance satisfactory to Blair. Further, the subordinated debt holder has entered into a commitment letter with the Company to reduce the interest rate on the remaining promissory notes from 11.58% to 10%, eliminate the automatic interest rate increase scheduled to occur in September 2010 and amend the financial covenants to allow for a 10% cushion from the covenants set forth by the senior debt facility. In addition, the subordinated debt holder has agreed to convert approximately $0.7 million of accrued interest into a new convertible promissory note bearing interest at 20% per annum (the “Subordinated Interest Note”). The subordinated debt holder has also agreed to convert the Subordinated Interest Note at the same time and at the same conversion price as the MML Convertible Notes. At the closing, Argyle and ISI will grant the subordinated debt holder the right, so long as any obligations under the purchase agreement or the Subordinated Interest Note are outstanding, to have one (1) observer present at all meetings of the Board of Directors of each of Argyle and ISI. The foregoing board observer right shall become effective as of the conversion date of the Subordinated Interest Note.
Under the commitment letter, the financial covenants are to be amended as follows commencing with the quarter ending December 31, 2009:
i.	The Senior Debt to EBITDA ratio covenant will be (a) 2.20 to 1.00 for fiscal quarter ending December 31, 2009, (b) 2.20 to 1.00 for fiscal quarter ending March 31, 2010, (c) 2.97 to 1.00 for fiscal quarter ending June 30, 2010, and (d) 2.20 to 1.00 for each fiscal quarter ending thereafter.
ii.	The Total Debt to EBITDA ratio covenant will be (a) 4.68 to 1.00 for fiscal quarter ending December 31, 2009, (b) 5.78 to 1.00 for fiscal quarter ending March 31, 2010, (c) 8.25 to 1.00 for each fiscal quarter ending June 30, 2010, and (d) 3.85 to 1.00 for each fiscal quarter thereafter.
iii.	The Fixed Charge Coverage ratio covenant will be (a) 0.90 to 1.00 for the fiscal quarter ending on December 31, 2009 and March 31, 2010 and (b) 1.00 to 1.00 for the fiscal quarter thereafter; provided that, for fiscal quarters commencing with the fiscal quarter ending December 31, 2009 through the fiscal quarter ending June 30, 2010, the Fixed Charge Coverage Ratio shall be based on cumulative reporting beginning October 1, 2009 for such periods, and for the fiscal quarters ending September 30, 2010 and thereafter, the Fixed Charge Coverage Ratio shall be measured on a trailing twelve (12) month basis.
Under the commitment letter with the holders of the PDI Promissory Notes, such holders committed to modify the notes to permit the Company to defer until January 3, 2011 the installments of principal in the aggregate amount of $358,338.68 under each Note (consisting of $250,000 in principal, for each note, being deferred pursuant to the Election Notice described under “Subsequent Events” plus an additional $108,338.68 in principal being deferred under each note by agreement of the holders and the Company subsidiary that issued these notes) that would have otherwise been due and payable on January 28, 2010, February 28, 2010, March 28, 2010, April 28, 2010, May 28, 2010, and June 28, 2010. Accrued but unpaid interest on the outstanding principal under the PDI Promissory Notes will become due and payable monthly in arrears commencing on January 28, 2010.
All parties intend to enter into definitive documentation and consummate the transactions relating to the Refinancing Commitment Letters on or prior to December 15, 2009.

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
Argyle Commercial Security has built a parallel business to Argyle Corrections, targeting commercial, industrial and governmental facilities. Argyle Commercial Security focuses on the commercial security sector and provides turnkey, electronic security systems to the commercial market. Currently, MCS Commercial Fire & Security, referred to as MCS-Commercial, operates out of its own San Antonio headquarters and five regional offices in Texas and Colorado. The offices located in Austin, Houston, and Denver resulted from acquisitions made by ISI before it was acquired by Argyle. Our security systems cover access control, video systems, intrusion detection systems, proximity and smart cards, biometric technology, photo identification (ID) printers and supplies, among others. We also secure the community by levering leading edge technology through installation of intelligent perimeter security, wireless video, IP video and intelligent video surveillance. Our industry-leading fire detection systems include QuickStart, EST2 & EST3, integrated life support systems, control panels, detectors, and audible and visible signals. Argyle Federal Systems is currently a newly operational business unit which focuses on providing security solutions and services targeted at the federal government. In November 2008, Argyle Commercial Security was awarded a supply contract through the U.S. General Services Administration (“GSA”) to provide integrated security solutions and products to the various departments in the United States federal government and any other entity that purchases off the GSA contract. These solutions and products consist of Access Control, Video, Perimeter Security and ID Credentials that have been very successful in the commercial marketplace, and now will be available to all governmental entities with access to the GSA contracts.
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
Percentage-of-Completion Estimates — Other than for PDI, our business units each uses percentage-of-completion accounting to determine revenue and gross margin earned on projects. Estimating the percentage-of-completion on a project is a critical estimate used when budgeting for its projects. This estimate is determined as follows:
•	The contract amount and all contract estimates are input into a job cost accounting system with detail of all significant estimates of purchases by vendor type, subcontractor and labor.

•	As the project is performed and purchases and costs are incurred, these are recorded in the same detail as the original estimate.

•	The contract amount and estimated contract costs are updated monthly to record the effect of any contract change order received.

•	On a monthly basis, management, along with project managers who are overseeing the contracts, review these estimated costs to complete the project and compare them to the original estimate and the estimate that was used in the prior month to determine the percentage-of-completion. If the cost to complete, determined by management and the project managers for the current month, confirms that the estimate used in the prior month is correct, then no action is taken to change the estimate and/or the percentage complete in that current month. However, if the current cost-to-complete estimate calculated by the management and the project managers differ, then adjustments are made. If the costs are in excess of the estimate used in the prior month, then a decrease in the percentage complete on the project through the current month in the accounting period is made. If the costs are less than the estimate used in the prior accounting period, then the new estimate increases the percentage complete on the project.

•	Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with ASC Subtopic 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts (formerly Statement of Position 81-1). We recognize revenues on signed letters of intent, contracts and change orders. We generally recognize revenues on unsigned change orders where we have written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. If any jobs are identified during the review process which are estimated to be a loss job (where estimated costs exceed contract price), the entire estimated loss is recorded in full, without regard to the computed percentage-of-completion.

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
During the three and nine months ended September 30, 2009, the Company conducted regular reviews and evaluations for the cost estimates associated with all of the 1,506 active contracts in the Company’s Work-in-Process. Changes in cost estimates came as the result of changes in material or labor costs and issues associated with managing the projects. As a result of the review, the cost estimates for the in-process construction contracts (that existed as of September 30, 2009) increased by a net $2.2 million and $4.0 million in three and nine months ended September 30, 2009. Of the aforementioned net estimated cost increases of $4.0 million, 18 contracts with cost estimate changes of approximately $100,000 or greater resulting in $3.7 million or 90.8% of the total net increases. Twelve of the total 18 contracts with changes greater than $100,000 resulted in cost estimate increases totaling $5.0 million while nine contracts had estimated cost decreases totaling $3.7 million. Approximately 1,488 of the remaining contracts with variances of less than $100,000 resulted in a net decrease in cost estimates of $372,000 or 9.2% of the total net increases.
In addition to the cost estimate changes noted above, during the current quarter ended September 30, 2009, the Company detected certain prior period accounting errors and reversed revenues amounting to $0.8 million and recorded additional costs of approximately amounting to $314,000 related to contract revenues and costs from prior periods, for a total increase to net loss of approximately $1.1 million. Management, quantitatively and qualitatively assessed the materiality of the errors and concluded that the effect of the previous accounting treatment was not material to prior periods, expected 2009 results and trend of earnings and determined no material misstatements existed in those prior periods and no restatement of those prior period financials was necessary. The net loss impact to first quarter 2009 was $252,000 (net of taxes), and the net loss impact to second quarter was $151,000. The net loss impact to the year ended December 31, 2008 was $314,000 (net of taxes).
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
Sales and Use Taxes — The Company collects and remits taxes on behalf of various state and local tax authorities. The Company collects and remits taxes on behalf of various state and local tax authorities. For the three and nine months ended September 30, 2009, the Company collected $204,000 and $0.6 million, respectively and remitted $152,000 and $0.8 million, respectively, in taxes. Sales and use taxes are reflected in the general and administrative expenses on a net basis.
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
The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

During our quarter ended September 30, 2009, we began a Goodwill Impairment analysis in accordance with ASC Subtopic 350-20, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill (formerly FASB Statement No. 142). The initial analysis (first step) was performed by the Company’s management team and a valuation firm after the conclusion of the quarter. Based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we concluded that there were a number of indicators which require us to perform a Goodwill Impairment analysis as of September 30, 2009. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices.
As of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2009, we had not completed the entire two-step analysis due to the extensive analysis required to determine the implied fair value of the goodwill. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.
Accordingly, we have recorded a $2.8 million goodwill impairment charge, representing our best estimate of the impairment loss, during the third quarter of fiscal 2009. In addition, we estimate impairment losses on other intangibles of $1.4 million. We expect to finalize our goodwill and other intangibles impairment analysis during the fourth quarter of fiscal 2009. There is a likelihood that adjustments, which may be significant, to the goodwill and other intangibles impairment charge would need to be made when the goodwill and other intangibles impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter and fiscal year ended December 31, 2009. Management believes that the $2.8 million goodwill impairment charge and the $1.4 million other intangibles impairment charge and any subsequent adjustments did not and will not have any impact to the Company’s tangible net book value, liquidity or debt covenant measurements.
We identified our reporting units under the guidance of ASC Subtopic 350-20, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill (formerly FASB Statement No. 142). The Company’s reporting units are ISI-Detention, MCS-Detention, PDI and Com-Tec (which comprise the Argyle Corrections segment), and MCS-Commercial which comprises the Argyle Commercial segment.
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
Non Cash Compensation Expense — On January 1, 2006, we adopted ASC Topic 718, Compensation-Stock Compensation (formerly FASB Statement No. 123R). ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
Purchase options (ISO / non-qualified) grants:
We compute the value of newly-issued purchase options (ISO and non-qualified) on the date of grant by utilizing the Black-Scholes valuation model based upon their expected life vesting period, industry comparables for volatility and the risk-free rate on US Government securities with matching maturities. The value of the purchase options are then straight-line expensed over the life of the purchase options.
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

Explanatory Note Relating to Pro Forma Financial Information
Because we acquired ISI in July 2007, and Fire Quest, PDI and Com-Tec in January 2008, we previously presented a Management’s Discussion and Analysis of Financial Condition in our Annual and Quarterly Reports which included the pro forma and adjusted pro forma results of operations for the Company and the acquisitions as if the acquisitions occurred on January 1, 2007 and January 1, 2008, respectively. We have concluded that because, other than the Com-Tec acquisition which was effective on January 31, 2008, all acquired companies were included in the three and nine month period ended September 30, 2008 that the pro forma presentation is no longer beneficial to our stockholders and such presentation has not been included in the Management’s Discussion and Analysis of Financial Condition section of this report. The results of operations of Com-Tec for the one month ended January 31, 2008 are not reflected in the consolidated financial statements for the Company for the three and nine months ended September 30, 2008.
Below is a table of revenues, cost of revenues and gross margins for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues and contract revenues — related party	$13,995	$6,401	$20,396	$19,746	$6,758	$26,504	(29.1%)	(5.3%)	(23.0%)
Manufacturing revenues	963	—	963	1,880	—	1,880	(48.8%)	0.0%	(48.8%)
Service and other revenues	1,014	2,158	3,172	925	2,391	3,316	9.6%	(9.7%)	(4.3%)

Total net revenues	$15,972	$8,559	$24,531	$22,551	$9,149	$31,700	(29.2%)	(6.4%)	(22.6%)

% of total	65.1%	34.9%		71.1%	28.9%
Cost of revenues
Contract costs and contract costs — related party	$13,328	$5,374	$18,702	$17,758	$5,209	$22,967	(24.9%)	3.2%	(18.6%)
Manufacturing costs	699	—	699	1,907	—	1,907	(63.3%)	0.0%	(63.3%)
Service and other costs	724	1,593	2,317	1,612	1,696	3,308	(55.1%)	(6.1%)	(30.0%)

Total cost of revenues	$14,751	$6,967	$21,718	$21,277	$6,905	$28,182	(30.7%)	0.9%	(22.9%)

Gross margin
Contract margins and contract margins — related party	$667	$1,027	$1,694	$1,988	$1,549	$3,537	(66.4%)	(33.7%)	(52.1%)
Manufacturing margins	$264	$—	$264	$(27)	$—	$(27)	(1077.8%)	0.0%	(1077.8%)
Service and other margins	290	565	855	(687)	695	8	142.2%	(18.7%)	10587.5%

Total gross margin	$1,221	$1,592	$2,813	$1,274	$2,244	$3,518	(4.2%)	(29.1%)	(20.0%)

Gross margin percentage
Contract revenues and contract revenues — related party	4.8%	16.0%	8.3%	10.1%	22.9%	13.3%	(52.5%)	(30.1%)	(37.6%)
Manufacturing margins	27.4%	0.0%	27.4%	(1.4%)	0.0%	(1.4%)	(2057.1%)	0.0%	(2057.1%)
Service and other revenues	28.6%	26.2%	27.0%	(74.3%)	29.1%	0.2%	138.5%	(10.0%)	13400.0%

Total gross margin percentage	7.6%	18.6%	11.5%	5.6%	24.5%	11.1%	35.7%	(24.1%)	3.6%

Below is a table of revenues, cost of revenues and gross margins for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Percent Increase (Decrease)
	Corrections	Commercial	Total	Corrections	Commercial	Total	Corrections	Commercial	Total
Net revenues
Contract revenues and contract revenues — related party	$50,891	$21,081	$71,972	$74,322	$17,839	$92,161	(31.5%)	18.2%	(21.9%)
Manufacturing revenues	4,733	—	4,733	5,322	—	5,322	(11.1%)	0.0%	(11.1%)
Service and other revenues	3,346	6,612	9,958	1,788	6,532	8,320	87.1%	1.2%	19.7%

Total net revenues	$58,970	$27,693	$86,663	$81,432	$24,371	$105,803	(27.6%)	13.6%	(18.1%)

% of total	68.0%	32.0%		77.0%	23.0%
Cost of revenues
Contract costs and contract costs — related party	$43,090	$17,029	$60,119	$62,746	$13,847	$76,593	(31.3%)	23.0%	(21.5%)
Manufacturing costs	3,079	—	3,079	3,756	—	3,756	(18.0%)	0.0%	(18.0%)
Service and other costs	2,437	4,576	7,013	4,489	4,979	9,468	(45.7%)	(8.1%)	(25.9%)

Total cost of revenues	$48,606	$21,605	$70,211	$70,991	$18,826	$89,817	(31.5%)	14.8%	(21.8%)

Gross margin
Contract margins and contract margins — related party	$7,801	$4,052	$11,853	$11,576	$3,992	$15,568	(32.6%)	1.5%	(23.9%)
Manufacturing margins	$1,654	$—	$1,654	$1,566	$—	$1,566	5.6%	0.0%	5.6%
Service and other margins	909	2,036	2,945	(2,701)	1,553	(1,148)	133.7%	31.1%	(356.5%)

Total gross margin	$10,364	$6,088	$16,452	$10,441	$5,545	$15,986	(0.7%)	9.8%	2.9%

Gross margin percentage
Contract revenues and contract revenues — related party	15.3%	19.2%	16.5%	15.6%	22.4%	16.9%	(1.9%)	(14.3%)	(2.4%)
Manufacturing margins	34.9%	0.0%	34.9%	29.4%	0.0%	29.4%	18.7%	0.0%	18.7%
Service and other revenues	27.2%	30.8%	29.6%	(151.1%)	23.8%	(13.8%)	118.0%	29.4%	(314.5%)

Total gross margin percentage	17.6%	22.0%	19.0%	12.8%	22.8%	15.1%	37.5%	(3.5%)	25.8%

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
Reconciliation of GAAP Net Income (Loss) to EBITDA
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
GAAP net income (loss)	$(8,198)	$(18,367)	$(8,114)	$(20,121)
Interest, net	875	939	2,541	2,514
Depreciation	453	543	1,397	1,657
Amortization	340	1,653	1,206	5,029
Taxes, net	(407)	(2,888)	23	(3,766)

EBITDA	$(6,937)	$(18,120)	$(2,947)	$(14,687)

Results of Operations for the Three Months Ended September 30, 2009 and 2008
The following table sets forth, for the three months ended September 30, 2009 and 2008, certain operating information expressed in U.S. dollars (in thousands):

	Three Months		Three Months		Year to Year
	September 30, 2009		September 30, 2008		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Contract revenues	$19,334	78.8%	$23,598	74.4%	$(4,264)	(18.1%)
Contract revenues — related party	1,062	4.3%	2,906	9.2%	(1,844)	(63.5%)
Manufacturing revenues	963	3.9%	1,880	5.9%	(917)	(48.8%)
Service and other revenues	3,172	12.9%	3,316	10.5%	(144)	(4.3%)

Total revenues	$24,531	100.0%	$31,700	100.0%	$(7,169)	(22.6%)

Cost of Revenues:
Contract costs	$18,702	76.2%	$22,910	72.3%	$(4,208)	(18.4%)
Manufacturing costs	699	2.8%	1,964	6.2%	(1,265)	(64.4%)
Service and other costs, including amortization of intangibles	2,317	9.4%	3,308	10.4%	(991)	(30.0%)

Cost of revenues	$21,718	88.5%	$28,182	88.9%	$(6,464)	(22.9%)

Gross profit	$2,813	11.5%	$3,518	11.1%	$(705)	(20.0%)

Total operating expenses	$10,533	42.9%	$23,834	75.2%	$(13,301)	(55.8%)

Other income (expense):
Interest income	$2	0.0%	$58	0.2%	$(56)	(96.6%)
Interest expense	(887)	(3.6%)	(997)	(3.1%)	110	(11.0%)

Total other income (expense)	$(885)	(3.6%)	$(939)	(3.0%)	$54	(5.8%)

Net income (loss)	$(8,198)	(33.4%)	$(18,367)	(57.9%)	$10,169	(55.4%)

EBITDA	$(6,937)	(28.3%)	$(18,120)	(57.2%)	$11,183	(61.7%)

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
The most obvious benchmark that management considers in evaluating the estimating process is whether the amount estimated, and submitted as a bid, was reasonably similar to the amount bid by our competitors on the same project. If possible, management evaluates the bids that were submitted in competition with our bid, based on their knowledge of each competitor’s history and character (for example, some typically bid high, some typically bid low), the condition of the market, the complexity of the project, the type of construction and other factors. This review provides management with an ongoing general basis for evaluating the estimating process that result in fixed-price contracts. Evaluating the results of bidding competitions allows management to evaluate our estimating capabilities at the beginning or “front end” of a new contract or project. Other benchmarks are used to evaluate the estimating process while a project is ongoing.

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
Typically, new bookings will result in revenues within three to six months due to the incubation period for construction projects. Shortfalls in anticipated new sales bookings in the second half of 2008 caused a negative impact on revenue in the first three quarters of 2009. In addition, certain jobs have taken longer to begin which has resulted in revenue that we believe will be realized in later periods — longer than the typical incubation period. We also saw a decrease in new bookings in the first three quarters of 2009 compared to the same period in 2008. This shortfall has continued to be due to a slowdown in the activity of larger private prison developers. The slowdown has been primarily caused by the turbulent U.S. economy, which is reducing availability of financing and state and municipal tax revenues. We have, however, seen that the number of new projects for smaller, boutique private prison operators continue to increase and that the pipeline (which is quoted work, waiting on a customer’s final decision to buy) for these projects has continued to increase over the past few months. We believe that the projects involving larger private prison operators and state and federal-run prisons will likely continue to be slower for the next several quarters given the current deterioration in the state of the general economy. The decrease in the number and amount of new bookings or lower margins to be realized from newly booked projects in 2009 will likely have a material effect on revenues in 2010.
We had revenues of $24.5 million (including related party revenues of $1.1 million) and $31.7 million (including related party revenues of $2.9 million) for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $7.2 million or 22.6%. In 2008, Argyle Corrections saw significant year-over-year revenue growth due to an increase in the number of projects booked during 2007 when the U.S. economy was more robust. During 2008 and 2009, the number of projects booked was significantly lower because of the overall slowdown of the U.S. economy and a more challenging debt-financing market for larger private prison developers, which has led to the fewer projects in 2009 and the correspondingly lower revenue. The revenue mix was 83.1% contract revenues and 16.9% manufacturing, service and other revenues for the three months ended September 30, 2009 compared to 83.6% and 16.4%, respectively, for the corresponding period in 2008. Manufacturing revenues represented 3.9% of total revenues in 2009 and 5.9% in 2008. Year-over-year service and other revenues decreased by $144,000, or 4.3%, to $3.2 million for the three months ended September 30, 2009 versus the same period in 2008.
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
Cost of Revenues
Cost of revenues consists of the direct costs required to complete a fixed-price contract (both “hard bid” and design build contracts) and includes variable costs related to the project, such as material, equipment, direct labor, project management costs, travel related expenses to the projects, hotel costs spent while the project is on-going, and truck expenses utilized on those projects. Additionally, the amortization of acquired backlog has been included in our cost of revenues. Further, we also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.

Cost of revenues decreased by $6.5 million, or 22.9%, to $21.7 million for the three months ended September 30, 2009, compared to $28.2 million for the corresponding period in 2008. The decrease in cost of revenues resulted from working on fewer projects in the third quarter of 2009 than in 2008 for the reasons described above. However, Argyle Corrections continued to see its costs of revenues impacted by cost overruns associated with completing several existing projects, including a single ongoing project that had cost overruns of approximately $6.1 million (of which $0.8 million was recognized in the third quarter) through September 30, 2009. While all probable and quantifiable job costs are included in determining our cost of revenues as they are identified by management, we expect that as the existing projects with the significant cost overruns near completion, Argyle Corrections will likely continue to incur additional labor and equipment costs, as well the possibilities of incurring potential liquidated damage penalties, to ensure completion in accordance with the project contract specifications.
Gross Margin
For the three months ended September 30, 2009, we generated gross profit of $2.8 million, a $0.7 million decrease over our gross profit of $3.5 million for the corresponding period in 2008. Our gross profit percentage for the three months ended September 30, 2009 increased to 11.5% from 11.1% for the corresponding period in 2008. Our gross margins in the third quarter of 2008 included $1.2 million of amortization expense compared with no expense in the third quarter of 2009. Excluding amortization, our gross margin percentage decreased by 3.4% from the third quarter of 2008 to the third quarter of 2009. We have continued to experience gross margin erosion as a result of cost overruns on certain existing projects. We are still working to decrease the impact of such cost overruns on our margins as we continue to implement and refine our operational controls and procedures used to estimate the costs of projects sooner and more accurately. We have been able to realize greater margin on certain other projects that have not had cost overruns. We continue to believe that our gross margin percentage should continue to improve as overrun jobs are completed and due to the implementation of operational controls on newer jobs.
Operating Expenses
Operating expenses decreased to $10.6 million (which included $4.2 million in non-cash, impairment charges) for the three months ended September 30, 2009, compared to $23.8 million (which included $16.9 million in non-cash, impairment charges) for the corresponding period in 2008, a 55.8% decrease and 8.5% when excluding impairment charges. Operating expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include bad debt expenses, fees for professional services and other administrative expenses, as well as depreciation of fixed assets and amortization of intangible assets. To reduce operating expenses, we have implemented and continued cost reduction initiatives to reduce overhead and discretionary spending.
We had $63,000 in non-cash compensation expenses for the quarter ended September 30, 2009, compared to $226,000 in expense for the same period in 2008. The amortization of customer base and software is included in operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI and Fire Quest during the quarter ended March 31, 2008.
The operating expenses for the three months ended September 30, 2009 include $0.5 million of fees and expenses related to the now terminated, potential “going private” merger transaction with MML. The amount does not include approximately $25,000 of known costs for the transaction which will be attributed to subsequent periods than those covered by this Quarterly Report.
Other Income / Expense
Interest expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI and Fire Quest. Total other income/expense for the three months ended September 30, 2009 was $0.9 million, compared to expense of $0.9 million for the corresponding period in 2008. Interest income for the three months ended September 30, 2009 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.
Net Income / (Loss)
For the three months ended September 30, 2009, we had net loss of $8.2 million, compared to a net loss of $18.4 million for the corresponding period in 2008.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
EBITDA increased by $11.2 million to ($6.9) million which included $4.2 million of impairment charges in the three months ended September 30, 2009, compared to ($18.1) million which included $16.9 million of impairment charges in the corresponding period in 2008. EBITDA for the quarter ended September 30, 2009 includes $63,000 in non-cash compensation credits related to a forfeiture of restricted stock granted and expensed in a previous period and $4.2 million of impairment charges compared to $226,000 in non-cash compensation expense related to restricted stock grants and employee options and $16.9 million of impairment charges for the same period in 2008.
Results of Operations for the Nine Months Ended September 30, 2009 and 2008
The following table sets forth, for the nine months ended September 30, 2009 and 2008, certain operating information expressed in U.S. dollars (in thousands):

	Nine Months		Nine Months		Year to Year
	September 30, 2009		September 30, 2008		Increase (Decrease)
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Contract revenues	$70,050	80.8%	$77,030	72.8%	$(6,980)	(9.1%)
Contract revenues — related party	1,922	2.2%	15,131	14.3%	(13,209)	(87.3%)
Manufacturing revenues	4,733	5.5%	5,322	5.0%	(589)	(11.1%)
Service and other revenues	9,958	11.4%	8,320	7.9%	1,638	19.7%

Total revenues	$86,663	100.0%	$105,803	100.0%	$(19,140)	(18.1%)

Cost of Revenues:
Contract costs	$60,119	69.4%	$76,579	72.4%	$(16,460)	(21.5%)
Manufacturing costs	3,079	3.6%	3,770	3.6%	(691)	(18.3%)
Service and other costs, including amortization of intangibles	7,013	8.1%	9,468	9.0%	(2,455)	(25.9%)

Cost of revenues	$70,211	81.0%	$89,817	84.9%	$(19,606)	(21.8%)

Gross profit	$16,452	19.0%	$15,986	15.1%	$466	2.9%

Total operating expenses	$21,986	25.4%	$37,359	35.3%	$(15,373)	(41.1%)

Other income (expense):
Interest income	$33	0.1%	$136	0.1%	$(103)	(75.7%)
Interest expense	(2,590)	(3.0%)	(2,650)	(2.5%)	60	(2.3%)

Total other income (expense)	$(2,557)	(3.0%)	$(2,514)	(2.4%)	$(43)	1.7%

Net income (loss)	$(8,114)	(9.4%)	$(20,121)	(19.0%)	$12,007	(59.7%)

EBITDA	$(2,947)	(3.4%)	$(14,687)	(13.9%)	$11,740	(79.9%)

Revenues
We had revenues of $86.7 million (including related party revenues of $1.9 million) and $105.8 million (including related party revenues of $15.1 million) for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $19.1 million or 18.1%. As described above, in 2008, Argyle Corrections saw significant year-over-year revenue growth due to an increase in the number of projects booked during 2007 when the U.S. economy was more robust. During 2008 and 2009, the number of projects booked was lower and the start of projects have been delayed because of the overall slowdown of the U.S. economy and a more challenging debt-financing market for larger private prison developers. The revenue mix was 83.1% contract revenues and 16.9% manufacturing, service and other revenues for the nine months ended September 30, 2009 compared to 87.1% and 12.9%, respectively, for the corresponding period in 2008. Manufacturing revenues represented 5.5% of total revenues in 2009 and 5.0% in 2008.

Year-over-year service and other revenues increased by $1.6 million, or 19.7%, to $10.0 million for the nine months ended September 30, 2009 versus the same period in 2008. This increase was largely attributable to the single service job performed by ISI Detention in 2009. Other business units also experienced more modest increases in their service revenues in the nine month period versus 2008.
Cost of Revenues
Cost of revenues decreased by $19.6 million, or 21.8%, to $70.2 million for the nine months ended September 30, 2009, compared to $89.8 million for the corresponding period in 2008. As described above, the decrease in cost of revenues resulted from working on fewer projects in the first three quarters of 2009 than in 2008. The amount of such decrease was partially offset by cost overruns at Argyle Corrections.
Gross Margin
For the nine months ended September 30, 2009, we generated gross profit of $16.5 million, a $0.5 million increase over our gross profit of $16.0 million for the corresponding period in 2008. Our gross profit percentage for the nine months ended September 30, 2009 increased to 19.0% from 15.1% for the corresponding period in 2008. However, as discussed previously, our gross margins in the first three quarters of 2008 included $3.7 million of amortization expense compared with only $184,000 in the first three quarters of 2009. Excluding amortization, our gross margin percentage improved by 0.5% from the first nine months of 2008 to the first nine months of 2009. We are still working to address erosion of gross margin through the refinement and implementation of operational controls, which if successful, we believe should result in higher gross margin percentage and fewer cost overruns.
Operating Expenses
Operating expenses decreased to $22.0 million (which included $4.2 million in impairment charges) for the nine months ended September 30, 2009, compared to $37.4 million (which included $16.9 million in impairment charges) for the corresponding period in 2008, a 41.1% decrease and 13.0% when excluding impairment charges. Operating expenses typically consist of salaries and benefits for selling and administrative personnel, including human resources, executive, finance and legal. These expenses also include bad debt expenses, fees for professional services and other administrative expenses, as well as depreciation of fixed assets and amortization of intangible assets. To reduce operating expenses, we have implemented cost reduction initiatives to reduce overhead and discretionary spending.
We had $179,000 in non-cash compensation expenses for the quarter ended September 30, 2009, compared to $1.0 million in expense for the same period in 2008. The amortization of customer base and software is included in operating expenses and primarily relates to the acquisition of ISI on July 31, 2007 and Com-Tec, PDI and Fire Quest during the quarter ended March 31, 2008.
The operating expenses for the nine months ended September 30, 2009 include $0.8 million of fees and expenses related to the now terminated, potential “going private” merger transaction with MML. The amount does not include approximately $25,000 of known costs for the transaction which will be attributed to subsequent periods than those covered by this Quarterly Report.
Other Income / Expense
Interest expense represents interest on our line of credit, unsecured subordinated debt and notes issued during January 2008 in connection with the acquisition of Com-Tec, PDI, and Fire Quest. Total other income/expense for the nine months ended September 30, 2009 was $2.6 million, compared to expense of $2.5 million for the corresponding period in 2008. Interest income for the nine months ended September 30, 2009 mainly represents interest earned on the excess cash from the net proceeds of our preferred stock offering.
Net Income / (Loss)
For the nine months ended September 30, 2009, we had net loss of $8.1 million, compared to net loss of $20.1 million for the corresponding period in 2008.
Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
EBITDA increased by $11.8 million to ($2.9) million which included $4.2 million in impairment charges for the nine months ended September 30, 2009, compared to ($14.7) million which included $16.9 million of impairment charges in the corresponding period in 2008. EBITDA for the quarter ended September 30, 2009 includes $179,000 in non-cash compensation credits related to a forfeiture of restricted stock granted and expensed in a previous period and $4.2 million of impairment charges compared to $1.0 million in non-cash compensation expense related to restricted stock grants and employee options and $16.9 million of impairment charges for the same period in 2008.

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
Net cash (used in) operating activities for the nine months ended September 30, 2009 amounted to ($0.9) million compared to net cash (used in) operations of ($1.5) million for the same period in 2008. The $0.7 million improvement in cash flow from operating activities for the nine months ended 2009 compared to 2008 was attributable to a $12.0 million lower net loss and $7.5 million in positive cash flow relating to the collection of outstanding accounts receivable that resulted from improved lower period-over-period revenues and management of collections, offset in part by reduced levels of accounts payable.
Net cash (used in) investing activities for the nine months ended September 30, 2009 amounted to ($0.5) million compared to ($8.5) million for the same period in 2008. The reduction in investing activities was attributed to acquisition related activities in the first three quarters of 2008 which amounted to ($5.3) million versus $0 for the same period in 2009 and a $2.0 million reduction in purchases of property and equipment from first three quarters of 2009 versus the same period in 2008.
Net cash (used in) financing activities was ($5.8) million during the nine months ended September 30, 2009 compared to net cash provided by financing activities of $18.5 million for the same period in 2008. The $24.3 net increase of cash (used in) financing activities was largely attributable to net reductions of proceeds from the issuance of preferred stock of $12.0 million, net proceeds from borrowings of $8.6 million, and proceeds from notes payable of $5.0 million during the nine months ended September 30, 2009 compared to the same period ended September 30, 2008.
At September 30, 2009, we had current assets of $46.2 million and current liabilities of $41.0 million, resulting in a working capital surplus of approximately $5.2 million, compared to a surplus of $30.6 million at December 31, 2008, respectively. The decrease in working capital is largely a result of the acceleration of the long term portion of related party debt ($11.7 million) and the senior bank debt ($6.0 million) due to the expected breach of certain lending covenants for both parties if the Company’s refinancing plan is not implemented on or before December 15, 2009.
As of September 30, 2009, we had $9.0 million in cash and cash equivalents, including $5.0 million of restricted cash, of which $2.5 million is invested in a certificate of deposit earning interest of 2.5% per year and $2.5 million is in a non interest bearing depository account, and $2.3 million of cash which is deposited in Certificate of Deposit Account Registry Service (CDARS) earning interest at a variable rate of return. The remaining $1.7 million is deposited in several non-interest bearing operating bank accounts.
At September 30, 2009, the Company was in breach of certain debt covenant requirements and subsequently received waivers that are contingent on certain future events as described below and in the section entitled, “Subsequent Events”. Because of the revocable nature of the waivers, the Company has reclassified $17.7 million of senior and subordinated debt from long term to current in the consolidated balance sheet.
The Company’s declining cash position, excluding restricted cash used to secure letters of credit, and the uncertainty with respect to the waivers received regarding violations of financial covenants related to our senior and subordinated debt credit facilities raises substantial doubt about the Company’s ability to continue as a going concern.
To address the Company’s liquidity needs and its ability to continue as a going concern, the Company has entered into a series of binding commitment letters (collectively, the “Refinancing Commitment Letters”) with each of (i) Mezzanine Management Fund IV A, LP and Mezzanine Management Fund IV Coinvest A, LP (collectively, the “MML Entities”), (ii) the senior lender to ISI, (iii) the senior subordinated lender to ISI and (iv) the holders of the PDI Promissory Notes. Each of these commitments is subject to the simultaneous closing of the transactions set forth in each of the other Refinancing Commitment Letters. Under the MML Entities funding commitment, the MML Entities has committed to invest an aggregate of $10.45 million into the Company. The investment will be in the form of convertible bridge notes (the “MML Bridge Notes”) with an aggregate principal balance of $8.0 million and convertible subordinated promissory notes in the aggregate principal amount of $2.45 (the “MML Convertible Notes”), with each of the MML Bridge Notes and MML Convertible Notes bearing interest at 10% per annum.
The Company has also committed to use its commercially reasonable efforts to initiate a rights offering to its common stockholders in the first quarter of 2010, to the extent available under applicable law, with proceeds from the rights offering (or other form of equity offering consummated in lieu thereof) received from stockholders or investors other than the MML Entities used to repay the MML Bridge Notes. For a description of the equity conversion rights and obligations associated with the MML Bridge Notes and MML Conversion Notes, see the section entitled “Subsequent Events” below.
The proceeds from the MML Bridge Notes will be used to repay $3.0 million of outstanding principal of ISI’s senior debt facility and $5.0 million of the ISI’s subordinated debt with higher interest rate. The proceeds from the MML Convertible Notes will be used to fund transaction expenses from this refinancing (including the rights or other Company equity offering discussed in the section entitled “Subsequent Events” below) and general working capital purposes.
In connection with the entry into the Refinancing Commitment Letters, ISI’s senior debt holder waived all breaches of its financial covenants for the quarter ended September 30, 2009 (including cross-defaults relating to violations of similar covenants contained in the loan agreement with ISI’s subordinated debt holder) and with respect to violation of a negative covenant relating to a third quarter 2009 write-off off a customer’s accounts receivable in the amount of approximately of $424,000 on a completed project (the “AR Write-Off”); provided, however, such waivers will be null and void if ISI and the senior debt holder have not executed and delivered an amendment to the loan agreement on or before December 15, 2009 that is acceptable to the senior debt holder. In addition, the senior debt holder has entered into a commitment letter with the Company to amend the senior debt financial covenants, reduce the principal amortization in the first three quarters of 2010 to three equal installments of approximately $166,667 (or $500,000 in the aggregate) and $500,000 on each of December 31, 2010 and the last day of each quarter thereafter, eliminate the $1.1 million letter of credit facility, and reduce the revolving credit facility line from $10 million to $8 million as well as transferring the $500,000 outstanding balance on the existing letter of credit facility to the revolving credit facility. In addition, the interest rate shall increase by 0.5%. For a description of the amendments to the financing covenants, see the section entitled “Subsequent Events” below).
In connection with the entry into the Refinancing Commitment Letters, ISI has also received a waiver of all breaches of its financial covenants for the quarter ended September 30, 2009 from its subordinated debt holder provided, however, such waivers will be null and void if ISI and the subordinated debt holder have not executed and delivered an amendment to the purchase agreement on or before December 15, 2009 that is acceptable to the subordinated debt holder. Further, the subordinated debt holder has entered into a commitment letter with the Company to reduce the interest rate on the remaining promissory notes from 11.58% to 10%, eliminate the automatic interest rate increase scheduled to occur in September 2010 and amend the financial covenants to allow for a 10% cushion from the covenants set forth by the senior debt facility. In addition, the subordinated debt holder has agreed to convert approximately $0.7 million of accrued interest into a new convertible promissory note bearing interest at 20% per annum (the “Subordinated Interest Note”). Further, the subordinated debt holder has agreed to convert the Subordinated Interest Note at the same time and at the same conversion price as the MML Convertible Notes. At the closing, Argyle and ISI will grant the subordinated debt holder the right, so long as any obligations under the Purchase Agreement or the Subordinated Interest Note are outstanding, to have one (1) observer present at all meetings of the Board of Directors of each of Argyle and ISI. The foregoing board observer right shall become effective as of the conversion date of the Subordinated Interest Note. For a description of the amendments to the financing covenants and the equity conversion rights and obligations associated with the Subordinated Interest Note, see the section entitled “Subsequent Events” below.
In addition, the holders of the PDI Promissory Notes have entered into a commitment to modify the notes to permit a subsidiary of the Company, and maker of the PDI Promissory Notes, to defer until January 3, 2011 the installments of principal in the aggregate amount of $358,338.68 under each Note (consisting of $250,000 in principal, for each note, being deferred pursuant to the Election Notice described under “Subsequent Events” plus an additional $108,338.68 in principal being deferred under each note by agreement of the holders and the Company subsidiary that issued these notes) that would be due and payable on January 28, 2010, February 28, 2010, March 28, 2010, April 28, 2010, May 28, 2010, and June 28, 2010. Accrued but unpaid interest on the outstanding principal under the PDI Promissory Notes will become due and payable monthly in arrears commencing on January 28, 2010.
The Company has agreed to use its commercially reasonable efforts to initiate a rights offering to its existing common stockholders as promptly as reasonably practicable after the funding of the MML Bridge Notes and MML Convertible Notes, to the extent available under applicable law, with proceeds from the rights offering received from stockholders or other investors than the MML Entities used to repay the MML Bridge Notes. For a description of the rights offering (or other form of equity offering consummated in lieu thereof), see the section entitled “Subsequent Events” below.
In the event that we cannot close the financing with the MML Entities or amend our financial covenants related to our senior and subordinated credit facilities, we will be unable to support our current operations out of the cash flow from operations and we expect to be unable to satisfy certain financial covenants for future periods under these credit facilities whereby we could be forced to restructure our business through a bankruptcy proceeding, liquidate certain assets or discontinue our operations.
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
Long-Term Debt
Notes payable and Long-Term Debt consist of the following (in thousands):

	September 30, 2009		December 31, 2008
Collateral	Book Value	Fair Value	Book Value	Fair Value
Notes payable:
Vehicles and equipment	$964	$964	$418	$418
Unsecured debt — related party	11,748	11,748	11,393	11,393
Unsecured convertible debt — stockholders	—	—	1,925	1,925
Seller notes	4,871	4,871	6,106	6,106
Line of credit and senior term debt	8,000	8,000	12,951	12,951

	$25,583	$25,583	$32,793	$32,793
Less — current maturities	22,964	22,964	3,235	3,235

Long term debt	$2,619	$2,619	$29,558	$29,558

Management has determined that the carrying value of the debt outstanding at September 30, 2009 approximates the fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and maturities.
Vehicles and Equipment
Amounts attributed to vehicles and equipment in the above table include notes in favor of The Frost National Bank related to vehicles and various equipment lines. Vehicle and equipment notes are staggered with regard to their maturities, each amortizing over 36 — 48 month periods. Interest rates on the individual notes range from prime plus 1.0% to a fixed rate of 10.0%. The weighted average interest rate for these borrowings was 6.4% and 9.4% at September 30, 2009 and September 30, 2008, respectively. Argyle has agreed to guarantee the obligations of ISI under the notes up to $1 million.
Unsecured Debt — Related Parties
On January 2, 2008 an additional $5.0 million in unsecured debt was funded to ISI by the same related party for which $6.0 million was outstanding at December 31, 2007. All notes are unsecured and subordinated to the line of credit facility. The unsecured note agreements contain prepayment options with prepayment penalties. Interest on the additional $5.0 million of debt accrues at 11.58% per annum and is payable quarterly in arrears, deferred interest at the rate of 8.42% per annum, and default interest of an additional 2.0% per annum. The interest rate on all outstanding notes will increase by 4.0% if the outstanding notes are not repaid by September 30, 2010. The total debt of $11.0 million plus accrued and unpaid interest is due and payable in one single payment on January 31, 2011. Argyle has agreed to guarantee the payment of the outstanding unsecured debt. There are both financial and restrictive covenants associated with the note agreements. On August 3, 2009, ISI entered into an amended agreement with the related party, in exchange for an amendment fee of $25,000, whereby the related party agreed to waive a default of the negative covenant restricting total indebtedness allowed under the Agreement (the “Default”) and amend the definition of Permitted Indebtedness to increase the amount of permitted operating real estate lease obligations from $750,000 in any fiscal year to (1) $850,000 in the aggregate during the Fiscal Year ending December 31, 2009; (2) $1,000,000 in the aggregate during the Fiscal Year ending December 31, 2010; (3) $1,100,000 in the aggregate for during the Fiscal Year ending December 31, 2011; and (4) $1,200,000 in the aggregate for ISI and its subsidiaries during the Fiscal Year ending December 31, 2012 and during each Fiscal Year thereafter. Also, the definition of Permitted Indebtedness was amended to separately include any real estate leases entered into specifically in connection with projects undertaken by ISI or its subsidiaries.
As of September 30, 2009, ISI was in compliance with or received a revocable waiver of default of specified covenants through December 15, 2009, subject to completion of the Company’s refinancing plan or before such date (see “Subsequent Events” below for a description of the waivers, proposed amendments and refinancing plan). However, because the waiver is revocable upon completion of the Company’s refinancing plan, the Company has reclassified all of its secured and unsecured debt from long-term to current at September 30, 2009.

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
Seller Notes
In connection with the PDI acquisition, ISI issued convertible promissory notes (the “PDI Promissory Notes”) in the aggregate principal amount of $3.0 million. The aggregate principal amount of the PDI Promissory Notes may be reduced, depending on the occurrence of certain events described in the Asset Purchase Agreement. The payment of the PDI Promissory Notes is guaranteed by and secured by the assets of ISI and its subsidiaries, and they bear interest at 6.0% paid quarterly through December 2009. Argyle provided a guaranty of payment and performance of ISI’s obligations under the PDI Promissory Notes and has been paying interest payments due on the PDI Promissory Notes since December 2008 ($135,000 as of September 30, 2009), as a result of a payment blockage by an ISI senior debt holder prohibiting ISI from making any payments on the notes. After December 2009, principal and interest payments of $133,000 are due monthly with final payment occurring on December 31, 2011. From June 1, 2009 through November 15, 2009, ISI had the right to cause the holders of each PDI Promissory Note to make an election to (i) convert $250,000 of the outstanding principal into common stock of Argyle based on 95.0% of the closing price of the common stock for a 20-day trading period preceding notice of the Company’s intent to convert; or (ii) extend the $250,000 principal due in 2010 to January 3, 2011 with interest continuing on all unpaid principal amounts for an additional payment of $7,500 (see also “Subsequent Events” below for description of notice sent on November 12, 2009 and the proposed amendments to be made to the PDI Promissory Notes). The aforementioned options to convert or extend the PDI Promissory Notes resulted in the creation of compound embedded derivatives for which the Company has performed valuations at the end of each fiscal quarter. The Company will mark-to-market the derivatives, for which any changes in fair value will be recognized in the statement of operations, in all the subsequent quarters until they are exercised or have expired. The valuation of these derivatives held a value of $8,600 as of September 30, 2009. In April 2009, ISI and each of the holders of the PDI Promissory Notes entered into an amendment to correct a ministerial error whereby the maturity date as defined in each PDI Promissory Note did not accurately correspond with the business understanding of the parties and the payment being made under the repayment schedule. This ministerial error does not have any impact on our prior financial reports.

In connection with the Com-Tec acquisition, ISI issued a secured subordinated promissory note in the aggregate principal amount of $3.5 million (the “Com-Tec Promissory Note”). The Com-Tec Promissory Note is guaranteed by and secured by the assets of ISI and its subsidiaries, bears interest at 7.0% per year and has a maturity date of April 1, 2011. Argyle provided a guaranty of payment and performance of ISI’s obligations under the Com-Tec Promissory Note and has been paying principal and interest payments due on the Com-Tec Promissory Note since December 2008 ($1,113,732 as of September 30, 2009), as a result of a payment blockage by the ISI senior debtholder prohibiting ISI from making any payments on the notes. Interest only payments were made for each three-month period beginning on May 2008 and August 2008; a single principal payment of $100,000 was due and paid on December 15, 2008; and level principal and interest payments in the cumulative amount of $128,058 became due monthly beginning on August 1, 2008 and continuing monthly thereafter on the first day of each month for consecutive months through December 2008; then level principal and interest payments in the cumulative amount of $123,748 became due monthly beginning on January 1, 2009, and continuing monthly thereafter on the first day of each month through December 2009, then for 25 consecutive months until the maturity date. On March 2, 2009, the principal of the Com-Tec Promissory Note was reduced to $3,491,291 as a result of adjustments made because of uncollected accounts receivable.
Collectively, the PDI Promissory Notes and the Com-Tec Promissory Note are hereinafter referred to as the “Seller Notes”.
Senior Secured Credit Facility
At September 30, 2009, ISI had a line of credit facility for (i) a secured revolving line of credit in the original amount of $10.0 million with a $5.0 million sublimit for the issuance of letters of credit, (ii) a secured revolving line of credit in the maximum amount of $1.1 million, to be used solely for the issuance of letters of credit and (iii) a term loan in the original amount of $10.0 million (collectively, the “Loans”). The Loans mature on October 2, 2011. Upon closing, the proceeds were used to pay off existing indebtedness, with the remaining availability to be used for working capital and other general corporate purposes. Argyle agreed to provide a guaranty of the Loans up to $18.1 million until the completion of an audit for the fiscal year ended 2009 (the “Guaranty Agreement”); provided, however that the Guaranty Agreement will terminate on the earlier of (a) the payment in full of all obligations under the Loan Agreement or (b) at the time the senior lender determines in its sole judgment that ISI’s financial statements issued pursuant to the Loan Agreement for the fiscal year ended December 31, 2009 establish that ISI is in compliance with the amended financial covenants of the Loan Agreement. The line of credit that is used solely for letters of credit was decreased from $5.0 million to $1.1 million, and the promissory note evidencing the line of credit was amended and restated to reflect the principal amount reduction. The Loans will continue to be secured by liens on and security interests in the personal property of ISI and guaranteed by the subsidiaries of ISI.
The interest rates of the Loans are, at ISI’s option from time to time, (i) a floating per annum rate of interest equal to the prime rate plus the Applicable Margin, or (ii) the LIBOR Rate plus the Applicable Margin. The “Applicable Margin” means the rate per annum added to the prime rate and LIBOR as determined by the ratio of total debt to EBITDA of ISI and its subsidiaries for the prior fiscal quarter. The weighted average interest rate for these borrowings was 6.0% and 5.9% at September 30, 2009 and September 30, 2008, respectively.
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
The agreement contains both financial and restrictive covenants, including a restriction on the payment of dividends by ISI. Under the terms of the credit facility, as of September 30, 2009, ISI is indebted for $6.0 million in term debt and $2.0 million through the line of credit. As of September 30, 2009, ISI was in compliance with or received a revocable waiver of any defaults of specified covenants through December 15, 2009, subject to completion of the Company’s refinancing plan on or before such date (see “Subsequent Events” below for a description of the waivers, proposed amendments and refinancing plan). However, because the waiver is revocable upon completion of the Company’s refinancing plan, the Company has reclassified all of its secured and unsecured debt from long-term to current at September 30, 2009.
Aggregate maturities required on all debt at September 30, 2009 are as follows (in thousands):

Year Ending December 31:
2009 (remaining three months)	$20,388
2010	3,332
2011	1,727
2012	66
2013	70
Thereafter	—

$25,583

Interest Rate Risk Management
We use derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the London Inter-bank Offer Rate (“LIBOR”) applicable to its variable rate debt discussed above. We utilize an interest rate swap agreement to convert a portion of the variable rate debt to a fixed rate obligation. We account for the interest rate swaps in accordance with ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133).
During the fourth quarter of 2008, we entered into a U.S. dollar amortizing interest rate swap agreement, which became effective on December 1, 2008, with a notional amount starting at $10.0 million. The notional amount of the swap is set to decrease periodically as set forth in the swap agreement and was $8.5 million at September 30, 2009. The hedging agreement duration matches the term length of the loan. The Company presents the fair value of the interest rate swap agreement at the end of the period in other long term liabilities, as applicable, on its consolidated balance sheet.
At September 30, 2009, the interest rate swap (liability) had a fair value (net of taxes) of approximately $112,734 compared to $96,935 at June 30, 2009, $117,214 at March 31, 2009 and $115,997 at December 31, 2008. During the quarter ended September 30, 2009, we recognized interest expense from hedging activities relating to interest rate swaps of $42,847. During the nine months ended September 30, 2009, we recognized interest expense from hedging activities relating to interest rate swaps of $99,952. There were no ineffective amounts recognized during the quarter ended September 30, 2009, and we do not expect the hedging activities to result in an ineffectiveness being recognized in earnings.
At September 30, 2009, accumulated other comprehensive income included a deferred pre-tax net loss of $182,712 compared to $157,107 at June 30, 2009, $189,973 at March 31, 2009 and $188,001 at December 31, 2008 related to the interest rate swap. For the quarter ended and nine months ended September 30, 2009 and year ended December 31, 2008, we did not reclassify any pre-tax expense into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.
For a description of the Company’s obligation to unwind a portion of the interest rate swap agreement in connection with its refinancing plan, see “Subsequent Events” below.
Commitments
We lease office space and equipment under operating leases expiring through 2013. The corporate office lease space in San Antonio, Texas is for 5,500 square feet for a total expense in 2008 of $122,000 and $32,000 for the third quarter of 2009. This lease expires in January 2013.
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
Rental expense was $299,000 and $298,000 for the three months ended September 30, 2009 and 2008, respectively, and $957,000 and $838,000 for the nine months ended September 30, 2009 and 2008.
On April 30, 2009, we entered into a Lease Agreement (the “NY Lease”) relating to approximately 1,350 square feet of property located at 40 West 37th Street, New York, New York (the “NY Office”). The term of the NY Lease is for one year commencing May 11, 2009 and ending May 31, 2010. The monthly base rent is $3,656 (excluding free rent for two weeks in May 2010). In connection with entering into the NY Lease, Argyle terminated its existing cost-sharing arrangement with Sec-Tec relating to the office space in New York, New York whereby Argyle had paid Sec-Tec an aggregate of $185,000 per year. Sec-Tec has agreed to permit Argyle to use certain of Sec-Tec’s furniture and equipment in the NY Office. In addition, in consideration for terminating the cost-sharing arrangement, Argyle will permit Sec-Tec to utilize one telephone line and, if available and needed, a portion of the NY Office.

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
Off Balance Sheet Arrangements
Argyle does not have any off-balance sheet arrangements.
Contractual Obligations

	Total	< 1 Year	1 < 3 Years	3 < 5 Years	> 5 Years
Principal on Long Term Debt Obligations	$25,583	$22,964	$2,532	$87	$—
Capital Lease Obligations	4,990	516	1,013	986	2,475
Operating Lease Obligations	3,130	1,053	1,545	504	28
Interest on Long Term Debt Obligations	4,681	2,387	2,186	108	—

Total	$38,384	$26,920	$7,276	$1,685	$2,503

Subsequent Events
On October 1, 2009, the Company and the special committee (the “Special Committee”) of the Board was informed that MML determined that a negotiated transaction on the terms under discussion was no longer viable and terminated its negotiations with the Special Committee.
Also, on October 1, 2009, MML elected to convert an aggregate of 11,327 shares of Series A Convertible Preferred Stock into an aggregate of 1,132,700 shares of the Company’s common stock. MML and William Blair Mezzanine Capital Fund III, L.P. (collectively, the “Majority Stockholder Group”), owning beneficially and of record approximately 51% of the issued and outstanding common stock, agreed to form a majority stockholder group for the purpose of effecting a change in the composition of the Company’s Board of Directors. On October 1, 2009, the Majority Stockholder Group executed a written consent to amend and restate the Company’s bylaws (the “Amended Bylaws”) for purposes of, among other things, expanding the number of directors constituting the Board from six (6) to fourteen (14) directors. The Majority Stockholder Group also appointed and elected employees of entities affiliated with the MML to fill the eight (8) newly created directorships.
On October 12, 2009, the number of directors constituting the Board was reduced from fourteen (14) to seven (7) directors, with employees of entities affiliated with MML filling four (4) of the directorships.
On November 12, 2009, ISI Detention Contracting Group, Inc. delivered a notice of election (the “Election Notice”) to the holders of the PDI Promissory Notes that it has exercised its right to cause the holders of the PDI Promissory Notes to, with respect to each PDI Promissory Note, choose one of the following options no later than ten (10) days following the receipt of the Election Notice:
(i)	the conversion of $250,000 of the outstanding principal of the respective PDI Promissory Note into the Company’s common stock at a conversion price equal to 95% of the average closing price of the Company’s common stock for the 20 trading days preceding delivery of the Election Notice; or

(ii)	payment to the respective holder of $7,500 in exchange for which the payment schedule of the respective PDI Promissory Note shall be amended such that $250,000 of the principal due in 2010 shall be due and payable on Monday, January 3, 2011, with interest continuing to accrue on all unpaid principal amounts.
The holders of the PDI Promissory Notes have elected to defer the principal amount due in 2010 and such deferral has been accounted for as part of the amendment to the PDI Promissory Notes contemplated by the commitment letter entered into between the holders and the Company as described below.
On November 23, 2009, the Company entered into a series of binding commitment letters (collectively, the “Refinancing Commitment Letters”) with each of (i) Mezzanine Management Fund IV A, LP and Mezzanine Management Fund IV Coinvest A, LP (collectively, the “MML Entities”), (ii) the senior lender to ISI, (iii) the senior subordinated lender to ISI and (iv) the holders of the PDI Promissory Notes. Each of these commitments is subject to the simultaneous closing of the transactions set forth in each of the other Refinancing Commitment Letters. Under the MML Entities funding commitment, the MML Entities have agreed to invest an aggregate of $10.45 million into the Company. The investment will be in the form of convertible bridge notes (the “MML Bridge Notes”) with an aggregate principal balance of $8.0 million and convertible subordinated promissory notes in the aggregate principal amount of $2.45 million (the “MML Convertible Notes”), with each of these notes bearing interest at 10% per annum.
The Company has agreed to use its commercially reasonable efforts to complete a rights offering of shares of its common stock to its existing common stockholders as promptly as reasonably practicable after the funding of the MML Bridge Notes and MML Convertible Notes, to the extent permitted by applicable law. The proceeds from such rights offering received from stockholders other than the MML Entities will be used to repay the MML Bridge Notes. It is anticipated that the rights offering will occur in the first quarter of 2010. Any portion of the MML Bridge Notes not repaid or otherwise used by the MML Entities to subscribe for shares of Company common stock in such rights offering (or other Company equity offering for cash) will automatically be converted into such common stock as of the earlier of (1) closing of the rights offering (or such other Company equity offering) or (2) July 1, 2010, at a price per share equal to (A) the price per share offered in the rights offering (or such other Company equity offering) or (B) if no rights offering (or other Company equity offering) is consummated by July 1, 2010, at the volume weighted average sales price for the Company common stock from trades quoted on the OTC Bulletin Board for the ten trading days ending on the day prior to the funding of the Bridge Notes (“VWAP Price”). The MML Convertible Notes are convertible into shares of the Company common stock, at the option of the MML Entities, at a price equal to (1) price per share offered in the rights offering (or such other Company equity offering) if consummated on or prior to July 1, 2010 or (ii) the VWAP Price if no such rights offering (or such other Company equity offering) is consummated by July 1, 2010.
The proceeds from the MML Bridge Notes will be used to repay $3.0 million of outstanding principal of ISI’s senior debt facility and $5.0 million of ISI’s subordinated debt with the higher interest rate. The proceeds from the MML Convertible Notes will be used to fund transaction expenses from this refinancing, working capital and general corporate expenses.
Under the commitment letter with PrivateBank, ISI received a waiver of all breaches of its financial covenants for the quarter ended September 30, 2009 from the senior debt holder (including cross-defaults relating to violations of similar covenants contained in the loan agreement with ISI’s subordinated debt holder) and with respect to violation of a negative covenant relating to a third quarter 2009 write-off of a customer’s accounts receivable in the amount of approximately $424,000 on a completed project (the “AR Write-Off”); provided, however, such waivers will be null and void if ISI and the PrivateBank have not executed and delivered an amendment to the loan agreement on or before December 15, 2009 that is consistent with the terms set forth in the commitment letter and in form and substance satisfactory to the PrivateBank. In addition, in exchange for an amendment fee equal to $85,500, PrivateBank has committed to amend the senior debt financial covenants, reduce the principal amortization in the first three quarters of 2010 to three equal installments of approximately $166,667 (or $500,000 in the aggregate) and $500,000 on each of December 31, 2010 and the last day of each quarter thereafter, eliminate the $1.1 million letter of credit facility, and reduce the revolving credit facility line from $10 million to $8 million as well as transferring the $500,000 outstanding balance on the existing letter of credit facility to the revolving credit facility. In addition, the interest rate shall increase by 0.5%. Under the commitment letter, the financial covenants are to be amended as follows commencing with the quarter ending December 31, 2009:
i.	The Senior Debt to EBITDA ratio covenant will be (a) 2.00 to 1.00 for fiscal quarter ending December 31, 2009, (b) 2.00 to 1.00 for fiscal quarter ending March 31, 2010, (c) 2.70 to 1.00 for fiscal quarter ending June 30, 2010, and (d) 2.00 to 1.00 for each fiscal quarter ending thereafter.

ii.	The Total Debt to EBITDA ratio covenant will be (a) 4.25 to 1.00 for fiscal quarter ending December 31, 2009, (b) 5.25 to 1.00 for fiscal quarter ending March 31, 2010, (c) 7.50 to 1.00 for each fiscal quarter ending June 30, 2010, and (d) 3.50 to 1.00 for each fiscal quarter thereafter.
iii.	The Fixed Charge Coverage ratio covenant will be (a) 1.00 to 1.00 for the fiscal quarters ending December 31, 2009 and March 3, 2010 and (b) 1.10 to 1.00 for the fiscal quarter thereafter; provided that, for fiscal quarters commencing with the fiscal quarter ending December 31, 2009 through the fiscal quarter ending June 30, 2010, the Fixed Charge Coverage Ratio shall be based on cumulative reporting beginning October 1, 2009 for such periods, and for the fiscal quarters ending September 30, 2010, and thereafter, the Fixed Charge Coverage Ratio shall be measured on a trailing twelve (12) month basis.

iv.	The limitation on capital expenditures will be $250,000 per fiscal quarter.
Under the commitment with William Blair Mezzanine Capital Fund III, L.P. (“Blair”), Blair waived all breaches of its financial covenants for the quarter ended September 30, 2009 (including cross-defaults relating to violations of similar financial covenants contained in the Loan Agreement with ISI’s senior debt holder) and the A/R Write-Off; provided, however, such waivers will be null and void if ISI and Blair have not executed and delivered an amendment to the purchase agreement on or before December 15, 2009 that is consistent with the terms set forth in the commitment letter and in form and substance satisfactory to Blair. Further, the subordinated debt holder has entered into a commitment letter with the Company to reduce the interest rate on the remaining promissory notes from 11.58% to 10%, eliminate the automatic interest rate increase scheduled to occur in September 2010 and amend the financial covenants to allow for a 10% cushion from the covenants set forth by the senior debt facility. In addition, the subordinated debt holder has agreed to convert approximately $0.7 million of accrued interest into a new convertible promissory note bearing interest at 20% per annum (the “Subordinated Interest Note”). The subordinated debt holder has also agreed to convert the Subordinated Interest Note at the same time and at the same conversion price as the MML Convertible Notes. At the closing, Argyle and ISI will grant the subordinated debt holder the right, so long as any obligations under the purchase agreement or the Subordinated Interest Note are outstanding, to have one (1) observer present at all meetings of the Board of Directors of each of Argyle and ISI. The foregoing board observer right shall become effective as of the conversion date of the Subordinated Interest Note.
i.	The Senior Debt to EBITDA ratio covenant will be (a) 2.20 to 1.00 for fiscal quarter ending December 31, 2009, (b) 2.20 to 1.00 for fiscal quarter ending March 31, 2010, (c) 2.97 to 1.00 for fiscal quarter ending June 30, 2010, and (d) 2.20 to 1.00 for each fiscal quarter ending thereafter.

ii.	The Total Debt to EBITDA ratio covenant will be (a) 4.68 to 1.00 for fiscal quarter ending December 31, 2009, (b) 5.78 to 1.00 for fiscal quarter ending March 31, 2010, (c) 8.25 to 1.00 for each fiscal quarter ending June 30, 2010, and (d) 3.85 to 1.00 for each fiscal quarter thereafter.

iii.	The Fixed Charge Coverage ratio covenant will be (a) 0.90 to 1.00 for the fiscal quarter ending on December 31, 2009 and March 31, 2010 and (b) 1.00 to 1.00 for the fiscal quarter thereafter; provided that, for fiscal quarters commencing with the fiscal quarter ending December 31, 2009 through the fiscal quarter ending June 30, 2010, the Fixed Charge Coverage Ratio shall be based on cumulative reporting beginning October 1, 2009 for such periods, and for the fiscal quarters ending September 30, 2010, and thereafter, the Fixed Charge Coverage Ratio shall be measured on a trailing twelve (12) month basis.
Under the commitment letter with the holders of the PDI Promissory Notes, such holders committed to modify the notes to permit the Company to defer until January 3, 2011 the installments of principal in the aggregate amount of $358,338.68 under each Note (consisting of $250,000 in principal, for each note, being deferred pursuant to the Election Notice described under “Subsequent Events” plus an additional $108,338.68 in principal being deferred under each note by agreement of the holders and the Company subsidiary that issued these notes) that would have otherwise been due and payable on January 28, 2010, February 28, 2010, March 28, 2010, April 28, 2010, May 28, 2010, and June 28, 2010. Accrued but unpaid interest on the outstanding principal under the PDI Promissory Notes will become due and payable monthly in arrears commencing on January 28, 2010.
All parties intend to enter into definitive documentation and consummate the transactions relating to the Refinancing Commitment Letters (other than the rights offering or other Company equity offering) on or prior to December 15, 2009.
The foregoing descriptions of the Refinancing Commitment Letters are qualified in their entirety by reference to the Refinancing Commitment Letters, copies of which are attached hereto as Exhibits 99.1, 99.2, 99.3 and 99.4 and incorporated herein by reference.
This Quarterly Report on Form 10-Q is not an offer to purchase nor is it a solicitation of an offer to sell securities of Argyle Security, Inc., and it is not a substitute for any other filings that may be made with the Securities and Exchange Commission (“SEC”) should a proposed rights offering go forward.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.
At September 30, 2009, ISI had a line of credit facility with availability totaling $11.1 million and term debt outstanding of $6.0 million in term debt. The line of credit and term debt are secured by all of our tangible and intangible assets excluding vehicles. Interest on the line of credit is payable quarterly and is calculated at the lender’s base rate (greater of prime or federal funds rate) plus 0.5% for the applicable period. Interest on the term debt is payable quarterly and is calculated at 350 basis points in excess of LIBOR for the applicable period. The outstanding balance on the line of credit and term debt at September 30, 2009 was $8.0 million. The facility has a maturity date of October 2, 2011.
Changes in market rates may impact the bank’s LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $171,000 based on the total credit available to Argyle.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 was made under the supervision and with the participation of our management, under the supervision of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. Argyle’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure.
During the third quarter of 2009, management identified a material weakness in internal controls that existed in prior periods related to the reconciliation of certain accounts which impact the recognition of contract revenue and related costs. In addition, management identified a significant deficiency related to the ability to quantify with probable certainty the costs required to earn revenue. Based upon the evaluation of our disclosure controls, and in light of the material weakness and significant deficiency in our disclosure controls over financial reporting described below, management has concluded that the Company’s disclosure controls and procedures were not previously effective and that certain material weaknesses and significant deficiencies in our internal controls over revenue recognition believed to be remediated in 2008 and effective for the first two quarters of 2009 were not remediated to the satisfaction of management. Upon further evaluation, it was determined that no material misstatement existed for these periods. However, had the Company not implemented additional controls and procedures during the quarter ended September 30, 2009, management has determined that, had one existed, there is a reasonable possibility that a material misstatement of the interim and annual financial statements may not have been prevented or detected.
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
During the preparation of the Company’s financial statements for the quarter ended September 30, 2009, management had concluded that certain oversight of systems and the review of project cost estimates and work-in-process (“WIP”) reporting, were previously ineffective. As a result of the review by management, it was concluded that certain entries into the accounting system were not verified prior to final financial reports being presented to management, and adjustments to such entries were not made in a timely manner when changes occurred. This weakness also extended to cost-to-complete revenue recognition for projects, which are heavily reliant on manual processes. On several projects the estimated cost to complete had been understated and the revenues recognized based on the cost to cost percentage of completion method were overstated for the period.
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
Changes in Internal Control over Financial Reporting
Since June 30, 2009, there have been a number of improvements and changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management, with oversight from the Company’s Audit Committee, has worked to address the material weakness disclosed above. Management has implemented its remediation plan for the significant deficiency and material weakness indentified above, including making personnel changes, implementing additional oversight and implementing approval processes to determine that the updating of expenses are accurate. Specifically, the following has been implemented:
1.	Reconciliation of certain items to general ledger at the individual Business Unit level rather than only at a consolidated Company level;

2.	Comparison of billings versus the cost estimating for projects with respect to project contracts entered into the Company’s accounting software system;

3.	Hiring and training of personnel preparing the entries associated with costs and revenues; and

4.	Multiple-person reviews of reconciliations and support for the revenues and costs attributed to a contract in the Company’s accounting software system.
Management believes that the aforementioned changes to our internal controls have effectively remediated the significant deficiency and the material weakness. Management will continue to evaluate the effectiveness of these changes and make any changes which may be necessary to improve the controls.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
MCFSA, Ltd. d/b/a Metroplex Control Systems v. Quadsec, LLC, Robert John Villeneuve, et. al.; Case No. 2008-75694, in the District Court of Harris County, Texas.
This case was settled in exchange for certain non-competition agreements from the defendants and the delivery of equipment to MCFSA, Ltd. by Quadsec, LLC. MCFSA, Ltd. and the defendants executed a mutual release and settlement agreement and MCFSA, Ltd. will no longer pursue its claims.
Building Construction Enterprises, Inc. v. Board of County Commissioners of the County of Johnson; Case No. 06CV03708, in the District Court of Johnson County, Kansas.
The insurance company has settled the case and released all claims against Com-Tec Security, LLC. Com-Tec Security, LLC agreed to provide a person for testimony to be used in the ongoing litigation.
Mezzanine Management Fund IV A, L.P and Mezzanine Management Fund IV Coinvest ‘A’, L.P. v. Argyle Security, Inc.; Case No. 4941-VCS in the Delaware Court of Chancery.
On October 1, 2009, in connection with the actions of MML Capital Partners LLC (“MML Capital”), in its capacity as advisor to, and on behalf of, Mezzanine Management Fund IV A, L.P and Mezzanine Management Fund IV Coinvest ‘A’, L.P. (collectively, the “MML Funds”) and William Blair Mezzanine Capital Fund III, L.P. (collectively with the MML Funds, the “Majority Stockholder Group”) to change the composition of Argyle Security, Inc. Board of Directors, the MML Funds filed an application with the Delaware Court of Chancery under Section 225 of the Delaware General Corporation Law to validate its actions. As a result of the actions of the incumbent directors of Argyle’s Board of Directors in ratifying and confirming the actions of the Majority Stockholder Group, this action was subsequently dismissed on October 13, 2009, without prejudice.

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
In addition to the risk factors contained in our Annual Report on Form 10-K, you should also consider the following:
If we do not consummate the financing transactions with the MML Entities and amend our debt facilities, we face liquidity challenges which could impact our ability to continue our operations.
We have substantial liquidity needs in the operation of our business and believe that, if we do not consummate the bridge loan and convertible note financings with the MML Entities, as well as amend our senior and subordinated credit facilities, we will face significant liquidity challenges in the future and the ability to continue as a going concern will be in question. Accordingly, we believe that our cash and cash equivalents will remain under pressure for the remainder of 2009 and thereafter. If, despite the commitments to close the transactions, we cannot complete the financings and amendments, we may be required to seek and obtain alternative financing sources or attempt to address our liquidity concerns and our ability to continue our business as a going concern through the use of currently restricted cash, significant reduction in operating expenses, the sale of assets, further negotiations with our senior and subordinated debt holders and other liquidity enhancement options. We cannot guarantee that such alternative efforts to raise cash, reduce operating expenses, renegotiate with our debt holders and improve our liquidity will be successful to remedy any potential liquidity challenge or ensure our ability to continue as a going concern.
We have violated and we may violate certain financial covenants related to our senior and subordinated debt facilities in the future.
Our ability to comply with the financial and other covenants contained in our senior and subordinated debt facilities may be affected by our own operating performance, changes in economic or business conditions, or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default and the debt, together with accrued interest, could be declared immediately payable. If we are unable to repay any borrowings when due, the lenders could proceed to take action to satisfy the obligations by taking possession of their collateral, which includes most of our assets. If any of our debt is accelerated, we may not have sufficient assets to repay amounts due. The senior debt facility and subordinated debt facility entered into by us contains covenants that require us to maintain certain total and senior debt-to-EBITDA and fixed-charge-coverage ratios. It is possible that we may violate the financial covenants in our senior debt facility and/or subordinated debt facility at some point in the future for which we may not be able to receive a waiver. We have violated our total debt-to-EBITDA covenants in both our senior and subordinated debt facilities, we are currently projecting to likely violate certain covenants for the fourth quarter and based on our preliminary budget for 2010, we are projecting potential additional violations. As a result, we have received a waiver for any violation of covenants at September 30, 2009. provided that, the waivers will be null and void if the Company and the lenders do not enter into amended agreements with our debt holders on or before December 15, 2009. We are currently working with our debt holders on such amendments to our senior and subordinated loan facilities which we believe will results in a longer-term solution resulting in a significant restructuring of our balance sheet. However, there can be no assurance that we will be able to obtain waivers in the future in the event another violation occurs or if we can finalize the current plan to restructure the debt obligations of the Company prior to December 15, 2009 or at all.
We are controlled by our major shareholder.
Our major shareholder, MML Capital Partners LLC, as advisor to, and on behalf of, Mezzanine Management Fund IV A, L.P. and Mezzanine Management Fund IV Coinvest A, L.P. (collectively, “MML”), currently controls an aggregate of 1,900,200 shares or approximately 25.6% of our outstanding common stock and all of our Series B Preferred Stock, resulting in its ability to control 45.6% of the outstanding shares of our capital stock eligible to vote on any matters coming before our shareholders. In addition, on October 1, 2009, MML and our subordinated debt holder executed a written consent approving the expansion of the number of directors constituting the Board of Directors from six (6) to fourteen (14), then appointed and elected employees of entities affiliated with MML to fill eight (8) of fourteen (14) directorships. On October 12, 2009, the number of directors constituting the Board of Directors was reduced to seven (7), with employees of entities affiliated with MML filling four (4) of the directorships.
We have identified material weaknesses in our internal accounting controls and our inability to effectively remedy these weaknesses could reduce confidence in our financial statements.
We have previously identified material weakness in our internal controls (1) in connection with our audit of the July 31, 2007 balance sheet related to the closing of the transaction with ISI involving our financial statement closing process and inadequate procedures for monitoring debt covenants and (2) during the third quarter of 2008, related to revenue recognition. These 2008 material weaknesses involved deficiencies in internal controls relating to oversight of systems and the review of cost estimates and work-in-process (WIP) reporting as well as cost to complete revenue recognition. Management implemented improvements and changes in their internal controls over financial reporting that were designed to remediate these material weaknesses in our internal controls over financial reporting.
In addition, during the third quarter of 2009, management identified (1) material weaknesses in internal controls related to reconciliation of certain accounts in prior periods which impacted the recognition of contract revenue and related costs, (2) a significant deficiency in our internal controls associated with our ability to quantify with probable certainty the costs required to earn revenue, and (3) despite the improvement and changes to our internal controls implemented as a result of the material weaknesses identified in the third quarter of 2008, certain material weaknesses and significant deficiencies in our internal controls over reverse recognition believed to be remedied in 2008 and effective for the first two quarters of 2009 were not remediated to the satisfaction of management. Upon further evaluation, it was determined that no material misstatement existed for these periods. However, had the Company not implemented additional controls and procedures during the quarter ended September 30, 2009, management has determined that, had one existed, there is a reasonable possibility that a material misstatement of the interim and annual financial statements may not have been prevented or detected. For a more complete description of these material weaknesses, see Item 4T (Controls and Procedures) of this Quarterly Report on Form 10-Q.
Since June 30, 2009, management has implemented a number of improvements and changes to our internal controls over financial reporting designed to remediate these material weaknesses in internal controls over financial reporting. For a description of these improvements and changes, see Item 4T (Controls and Procedures) of this Quarterly Report on Form 10-Q. Although our management and audit committee intend for the new improvements and changes to our internal controls over financial reporting to provide sufficient assurance of future compliance, because of the inherent limitations in all internal control procedures and systems, no evaluation of internal controls can provide absolute assurance that all internal control issues have been detected or that further misstatements due to error or fraud may not occur and not be detected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Argyle Security, Inc. (incorporated by reference to Current Report on Form 8-K filed on October 6, 2009)

10.1
Eighth Amendment and Waiver to Note and Warrant Purchase Agreement, dated as of August 3, 2009, between ISI Security Group, Inc. and William Blair Mezzanine Capital Fund III, L.P.   (incorporated by reference to Current Report on Form 8-K filed on August 4, 2009)

10.2
Amendment No. 3 to Loan and Security Agreement, dated as of August 3, 2009, between ISI Security Group, Inc. and The PrivateBank and Trust Company. (incorporated by reference to Current Report on Form 8-K filed on August 4, 2009)

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

99.1	Letter of Commitment and Term Sheet dated November 23, 2009 from Mezzanine Management Fund IV A, LP and Mezzanine Management Fund IV Coinvest A, LP to Argyle Security, Inc., filed herewith.

99.2	Letter of Commitment dated November 23, 2009 from The PrivateBank and Trust Company to ISI Security Group, Inc., filed herewith.

99.3	Letter of Commitment dated November 23, 2009 from William Blair Mezzanine Capital Fund III, L.P. to ISI Security Group, Inc., filed herewith.

99.4	Letter of Commitment dated November 23, 2009 from Mike Peterson and Leonard Peterson to ISI Detention Contracting Group, Inc., filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGYLE SECURITY, INC
November 23, 2009	By:	/s/ Bob Marbut
Bob Marbut
Chief Executive Officer (Principal Executive Officer)

November 23, 2009	By:	/s/ Sam Youngblood
Sam Youngblood
President and Chief Operating Officer (Principal Executive Officer)

November 23, 2009	By:	/s/ Donald F. Neville
Donald F. Neville
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 23, 2009	By:	/s/ Dean A. Dresser
Dean A. Dresser
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Argyle Security, Inc. (incorporated by reference to Current Report on Form 8-K filed on October 6, 2009)

10.1
Eighth Amendment and Waiver to Note and Warrant Purchase Agreement, dated as of August 3, 2009, between ISI Security Group, Inc. and William Blair Mezzanine Capital Fund III, L.P.   (incorporated by reference to Current Report on Form 8-K filed on August 4, 2009)

10.2
Amendment No. 3 to Loan and Security Agreement, dated as of August 3, 2009, between ISI Security Group, Inc. and The PrivateBank and Trust Company. (incorporated by reference to Current Report on Form 8-K filed on August 4, 2009)

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

99.1	Letter of Commitment and Term Sheet dated November 23, 2009 from Mezzanine Management Fund IV A, LP and Mezzanine Management Fund IV Coinvest A, LP to Argyle Security, Inc., filed herewith.

99.2	Letter of Commitment dated November 23, 2009 from The PrivateBank and Trust Company to ISI Security Group, Inc., filed herewith.

99.3	Letter of Commitment dated November 23, 2009 from William Blair Mezzanine Capital Fund III, L.P. to ISI Security Group, Inc., filed herewith.

99.4	Letter of Commitment dated November 23, 2009 from Mike Peterson and Leonard Peterson to ISI Detention Contracting Group, Inc., filed herewith.